Form 10-Q
period 2015-12-31
WIGI4YOU, INC.
filed 2016-02-12
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-206450

WIGI4YOU, INC.

(Name of registrant in its charter)

Nevada
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Derech Magdiel 39/11, Hod-hasharon, Israel 45342

(Address of principal executive offices)

Phone: 1-888-649-8629

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 12, 2016 the registrant had 5,250,000 issued and outstanding shares of common stock.

Wigi4You, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

Factors that might cause these differences include the following:

● the integration of multiple technologies and programs;

● the ability to successfully complete development and commercialization of sites and our company’s expectations regarding market growth;

● changes in existing and potential relationships with collaborative partners;

● the ability to retain certain members of management;

● our expectations regarding general and administrative expenses;

● our expectations regarding cash balances, capital requirements, anticipated revenue and expenses, including infrastructure expenses;

● other factors detailed from time to time in filings with the SEC.

In addition, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward -looking statements, whether as a result of new information, or future events. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

1

Wigi4You, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wigi4You, Inc.

Wigi4You, Inc
BALANCE SHEETS (Unaudited)
December 31, 2015 and June 30, 2015

	December 31,	June 30,
	2015	2015
ASSETS
Current assets
Cash	$4,172	$15,022
Other Current assets
Deferred offering cost	10,000	—
Prepaid expense	2,828	—
Advance deposit	—	5,000

Total current assets	17,000	20,022

Total assets	$17,000	$20,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	4,500	—
Due to related party	555	555

Total current liabilities	5,055	555

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,250,000 shares issued and outstanding as of December 31, 2015 and June 30, 2015	5,250	5,250
Additional paid-in capital	15,720	15,720
Accumulated deficit	(9,025)	(1,503)

Total stockholders’ equity	11,945	19,467

Total liabilities and stockholders’ equity	$17,000	$20,022

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF OPERATIONS (Unaudited)
For the three months & six months ended December 31, 2015 and 2014

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Expenses
General and Administrative Expense	1,672		1,672
Professional fee	2,350	—	5,850	—

Total expenses	4,022	—	7,522	—

Net (loss)	$(4,022)	$—	$(7,522)	$—

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	5,250,000	—	5,250,000	—

The accompanying notes are an integral part of these financial statements.

F-3

Wigi4You, Inc
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the six months ended December 31, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2015	5,250,000	5,250	15,720	(1,503)	19,467

Net loss for the six months ended December 30, 2015	—	—	—	(7,522)	(7,522)

Balance at December 31, 2015	5,250,000	5,250	15,720	(9,025)	11,945

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENT OF CASH FLOWS (Unaudited)
For the six months ended December 31, 2015 and 2014

	For The Six Months Ended December 31, 2015	For The Six Months Ended December 31, 2014

Cash flow from operating activities
Net loss	$(7,522)	$—

Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable	4,500	(555)
(Increase) Decrease in advance deposit	5,000	—
Increase (Decrease) in prepaid expense	(2,828)	—

Net cash used in operating activities	$(850)	$(555)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Deferred offering costs	(10,000)	—
Proceeds from related party loan	—	555

Net cash provided by (used in) financing activities	$(10,000)	$555

Net increase/(decrease) in cash	(10,850)	—

Cash at beginning of period	15,022	—

Cash at end of period	$4,172	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WIGI4YOU, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2015

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Wigi4you, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Basis of Presentation

The unaudited financial statements for the period ended December 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2015 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the six months ended December 31, 2015, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending June 30, 2016. The balance sheet at June 30, 2015 has been derived from the audited financial statements at that date.

Organization, Nature of Business and Trade Name

Wigi4you, Inc. (the Company) was incorporated in the State of Nevada on March 19, 2014. Wigi4you, Inc. intends to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

WIGI4YOU INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2015

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of December 31, 2015 and June 30, 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

WIGI4YOU INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2015

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Wigi4You, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Wigi4You, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Five Million Two Hundred and Fifty Thousand (5,250,000) shares of common stock were issued and outstanding as of December 31, 2015 and June 30, 2015, respectively.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with app development. The Company may experience a cash shortfall and be required to raise additional capital.

WIGI4YOU INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2015

NOTE B – GOING CONCERN (CONTINUED)

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

NOTE C – COMMON STOCK

On February 19, 2015, Company issued 5,250,000 Common Shares to the director of the company at $0.004 per share for cash proceeds of $21,000.

NOTE D – RELATED PARTY TRANSACTIONS

On July 22, 2014, a Director of the company paid $555 to Thomas Puzzo towards his accounts payable due.

The loan is unsecured, non-interest bearing, and due on demand.

On February 19, 2015, Company issued 5,250,000 Common Shares to the director of the company at $0.004 per share for cash proceeds of $21,000.

NOTE E – INCOME TAXES

For the six months ended December 31, 2015, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $9,025 at December 31, 2015, and will expire beginning in the year 2034.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The Six Months Ended December 31, 2015	For The Six Months Ended December 31, 2014
Income tax expense (benefit) at statutory rate	$(2,557)	$—
Change in valuation allowance	2,557	—
Income tax expense	$0	$0

WIGI4YOU INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2015

NOTE E – INCOME TAXES (CONTINUED)

Net deferred tax assets consist of the following components as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Gross deferred tax asset	$3,069	$511
Valuation allowance	(3,069)	(511)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,025 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of December 31, 2015.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after December 31, 2015 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the six months ended December 31, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

Business Development

Wigi4You was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company's administrative address is Derech Magdiel 39/11, Hod-hasharon Israel 45342. The telephone number is: 1-888-649-8629.

Wigi4You has no revenues, and has only limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities and loans from our corporate officer and director for funding.

Wigi4You has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Wigi4You, its director, officer, and affiliates have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger. The Company has no promoters.

Business Plan

Wigi4You is intended to give event planners a fast and easy way to browse, contact, and hire the entertainers and services they need to make any event a success. We intend to provide the event planners the ability to subscribe and get quotes for free, book talent, venues and more, and then book those services online. Wigi4You will receive charge a 15% surcharge on every booking made through our application or website. The event planner and concierge service will provide an app that will help customers organize, whether for throwing a surprise birthday party, organizing a conference, or planning a launch party. Wigi4You will provide a service that not only lets customers find events going on around them, but lets them also host and organize their own. From there, the customers can collect money for ticket sales and more. It’s also a way to keep guests informed on any changes to the event that may happen.

Wigi4You is intended to be the complete guide to throwing a successful party, and even focuses on special events such as holidays. From planning to executing, Wigi4You can walk the client through each step of the event.

Principal Products, Services and Their Markets

Our business plan is to create a website and an independent mobile application that enables consumers to find the best performers, entertainers, bands, speakers and event services easily and which are expected to be accessible for everyone in the United States and Canada. Whether a first-time event planner or a seasoned professional, customers can book everything needed for a successful event in one location. We plan on developing a simple booking platform which will allow for an easy connection between event planner and talent. Users will type in the category in which they are interested, so a list of local talent can be provided. We plan on allowing users the ability to watch videos and see reviews.

Wigi4you will give event planners a fast and easy way to browse, contact, and hire entertainers and services needed for any event.

Status of Publicly Announced New Products or Services

Wigi4You currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Wigi4You’s Position in the Industry

Wigi4You intends to establish itself as a competitive company in the market for event planners. Wigi4You’s main competitors are firms offering similar services.

Outsourcing of Software Programmers.

Wigi4You plans to hire independent sub-contractors (programmers and web site developers) to customize the public domain software which is planned to be the foundation to our website and mobile application. We believe that these services may be obtained at competitive prices from software outsourcing companies operating in the United States; however we may encounter good programmers at competitive rates within the United States. At this time we have no arrangements with any vendors or third parties to obtain hardware, or programming.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

None

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

Wigi4You has no employees. Our sole officer and director is donating his time to the development of the Company, and intends to do whatever work is necessary in order to bring us to the point of earning revenues. We have no other employees, and do not foresee hiring any additional employees in the near future. We plan to engage independent contractors and sub-contractors to design and develop our website, manage our internet marketing efforts.

Plan of Operation

We are a development stage company that only recently commenced with its business operations and we currently have no revenue and no significant assets. Our executive offices are located at Derech MagDiel 39/11, Hold-hasharon Israel 45342. The office is a location at which the Company receives mail, has office services and can hold meetings. Our officer, Omri Revivo, works on Company business from his residence in Israel.

During the first year of operations, Wigi4you plans to develop and commercialize an independent mobile application that enables consumers to find event talent and services, plan for their needs, and get real-time quote notifications.

Wwe plan to engage in the following activities to expand our business operations:

1)	Create an iPhone Application – This will allow event talent and services to create a profile that includes:
	a.	Highest visibility;
	b.	20 category placements;
	c.	100 photos including hi-resolution photos;
	d.	Accept deposits of up to $2,000;
	e.	Show contact information;
	f.	Have 1gb available for audio/video;
	g.	Link to their website; and
	h.	Top priority in search results.

The application will allow users to pick the event talent and services for events in their area, pick their best quote and to pay and secure the talent and services.

2)	Create a web portal where event planners can create, edit and save the plans and which supports the iPhone application. The web portal will:
	a.	Allow site administrators to login and make changes;
	b.	Allows site administrators to create new plans for different service providers;
	c.	Allow site administrators to rank plans;
	d.	Keep records of all site users who have signed up and their plans and preferences; and
	e.	Create a simple algorithm that ranks the event talent and services.

Below is a brief description of our planned activities

Months 1 to 3

Our management team will work with a third-party Web development company to gather the requirements and agree on the UX (User Experience) options using wire-framing techniques. Once the UX design is defined, we expect it to be developed into a UI (User Interface) design. Once the UX and UI are complete, it can be passed on to the development team. We hope the outcome of this phase will be a complete design for the iPhone application.

Months 4 to 6

We will ask the third-party Web development company to build the administrative portal. We expect the iPhone application to be built using native objective-C Code. The Android application is expected to be built using native java code. Once the architecture has been finalized, the development of the iPhone application and the admin web portal can occur in parallel. We plan on retaining the services of a third-party software developer for development of the application.

Months 7 to 12

During the final 6-months of our initial development phase, we plan to begin testing and deploying the website and associated applications. We expect to achieve the following:

·	Correct any detected or defects;
·	Submit Wigi4you to the iPhone App Store;
·	Promote Wigi4 to freelancers and small businesses; and
·	Provide support for multi-users.

The iPhone application anticipate testing on an iPhone 5. Once we are satisfied with the performance of the application, we can release it in the App Store, making it available for download.

The software developer can facilitate the App Store submission process and manage approval issues. Once submitted, Apple can review the application to ensure the application is reliable and is free of explicit and offensive material. We expect to be completed by the end of month 8 after defects have been fixed. Once submitted to the App Store, we expect the review process to take 3-4 weeks. However, we cannot guarantee acceptance by Apple or the timeliness of the review process.

Results of Operations

Comparison for the Three Months Ended December 31, 2015 and 2014

Revenues

During the three months period ended December 31, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2015 is $4,022 and for the three month ended December 31, 2014 is $NIL. Operating expenses for the three months ended December 31, 2015 consist of General and Administrative Expense $1,672 and Professional Fees $2,350.

Net Loss

During the three month ended December 31, 2015 and 2014 the Company recognized net losses of $(4,022) and $NIL, respectively.

Comparison for the Six Months Ended December 31, 2015 and 2014

Revenues

During the six month period ended December 31, 2015 and 2014 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the six months ended December 31, 2015 is $7,522 and for the six month ended December 31, 2014 is $NIL. Operating expenses for the six months ended December 31, 2015 consist of General and Administrative Expense $1,672 and Professional Fess $5,850.

Net Loss

During the six month ended December 31, 2015 and 2014 the Company recognized net losses of $(7,522) and $NIL, respectively.

Liquidity and Capital Resources

On December 31, 2015, we had total current assets of $17,000 which consist of $4,172 in Cash, $10,000 in deferred offering cost and $2,828 in prepaid expense. Total current liabilities of $5,055, which consist of $555 due to related party and $4,500 accounts payable.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash used in financing activities for the six months ended December 31, 2015 was $10,000, which consist of deferred offering cost $10,000. During the six months ended December 31, 2014 net cash provided by financing activities was $555, which consists of proceeds from related party loan $555.

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net loss since our inception on March 19, 2014 through December 31, 2015 totaling $9,025 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2015, our Company's disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIGI4YOU, INC.

DATED: February 12, 2016	By: /s/ Omri Revivo_____________
Omri Revivo
President, Principal Executive Officer Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors

