Form 10-Q
period 2016-03-31
WIGI4YOU, INC.
filed 2016-05-12
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2016 the registrant had 5,250,000 issued and outstanding shares of common stock.

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

1

Wigi4You, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wigi4You, Inc.

3

Wigi4You, Inc
BALANCE SHEETS (Unaudited)
March 31, 2016 and June 30, 2015

	March 31,	June 30,
	2016	2015
ASSETS
Current assets
Cash	$11,207	$15,022
Other Current assets
Deferred offering cost	10,000	—
Prepaid expense	1,709	—
Advance deposit	—	5,000

Total current assets	22,916	20,022

Total assets	$22,916	$20,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	4,450	—
Due to related party	555	555

Total current liabilities	5,005	555

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,250,000 shares issued and outstanding as of March 31, 2015 and June 30, 2015	$5,250	$5,250
Additional paid-in capital	15,720	15,720
Common stock to be issued	10,000	—
Accumulated deficit	(13,059)	(1,503)

Total stockholders’ equity	17,911	19,467

Total liabilities and stockholders’ equity	$22,916	$20,022

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF OPERATIONS (Unaudited)
For the three months & nine months ended March 31, 2016 and 2015

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—

Expenses
General and administrative expense	2,049	—	3,721	—
Professional fee	1,985	—	7,835	—
Share transfer agent fee	—	500	—	500

Total expenses	4,034	500	11,556	500

Net (loss)	$(4,034)	$(500)	$(11,556)	$(500)

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	5,250,000	—	5,250,000	—

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the nine months ended March 31, 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at June 30, 2015	5,250,000	$5,250	$15,720	$(1,503)	$19,467

Share application money received	—	—	10,000	—	10,000
Net loss for the nine months ended March 31, 2016	—	—	—	(11,556)	(11,556)

Balance at March 31, 2016	5,250,000	$5,250	$25,720	$(13,059)	$17,911

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENT OF CASH FLOWS (Unaudited)
For the nine months ended March 31, 2016 and 2015

	For The Nine Months Ended March 31, 2016	For The Nine Months Ended March 31, 2015

Cash flow from operating activities
Net loss	$(11,556)	$(500)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable	4,450	(555)
(Increase) Decrease in advance deposit	5,000	(5,000)
Increase (Decrease) in prepaid expense	(1,709)	—

Net cash used in operating activities	$(3,815)	$(6,055)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Deferred offering costs	(10,000)	—
Proceeds from related party loan	—	555
Proceeds from stock issued or to be issued	10,000	20,970

Net cash provided by (used in) financing activities	$—	$21,525

Net increase/(decrease) in cash	(3,815)	15,470

Cash at beginning of period	15,022	—

Cash at end of period	$11,207	$15,470

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WIGI4YOU, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

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

Basis of Presentation

The unaudited financial statements for the period ended March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine months ended March 31, 2016, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending June 30, 2016. The balance sheet at June 30, 2015 has been derived from the audited financial statements at that date.

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

WIGI4YOU INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after March 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

WIGI4YOU INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of March 31, 2016 and June 30, 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Five Million Two Hundred and Fifty Thousand (5,250,000) shares of common stock were issued and outstanding as of March 31, 2016 and June 30, 2015, respectively.

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

WIGI4YOU INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

NOTE B – GOING CONCERN (CONTINUED)

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

As of March 31, 2016 the Company has received $10,000 from investors for 400,000 shares of common stock to be issued. The shares were subscribed as per a Registration Statement filed with the SEC to register and sell 2,000,000 shares of newly issued common stock at an offering price of $0.025 per share.

NOTE D – RELATED PARTY TRANSACTIONS

On July 22, 2014, a Director of the company paid $555 to Thomas Puzzo towards his accounts payable due.

The loan is unsecured, non-interest bearing, and due on demand.

On February 19, 2015, Company issued 5,250,000 Common Shares to the director of the company at $0.004 per share for cash proceeds of $21,000.

NOTE E – INCOME TAXES

For the nine months ended March 31, 2016, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $13,059 at March 31, 2016, and will expire beginning in the year 2034.

WIGI4YOU INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2016

NOTE E – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The Nine Months Ended March 31, 2016	For The Nine Months Ended March 31, 2015
Income tax expense (benefit) at statutory rate	$(3,929)	$(170)
Change in valuation allowance	3,929	170
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Gross deferred tax asset	$4,440	$511
Valuation allowance	(4,440)	(511)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,059 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of March 31, 2016.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March 31, 2016 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the nine months ended March 31, 2016.

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

Business Plan

Wigi4You is intended to give event planners a fast and easy way to browse, contact, and hire the entertainers and services they need to make any event a success. We intend to provide the event planners the ability to subscribe and get quotes for free, book talent, venues and more, and then book those services online. Wigi4You will charge a 15% surcharge on every booking made through our application or website. The event planner and concierge service will provide an app that will help customers organize, whether for throwing a surprise birthday party, organizing a conference, or planning a launch party. Wigi4You will provide a service that not only lets customers find events going on around them, but lets them also host and organize their own. From there, the customers can collect money for ticket sales and more. It’s also a way to keep guests informed on any changes to the event that may happen.

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

Outsourcing of Software Programmers.

Wigi4You plans to hire independent sub-contractors (programmers and web site developers) to customize the public domain software which is planned to be the foundation to our website and mobile application. We believe that these services may be obtained at competitive prices from software outsourcing companies operating outside the United States; however we may encounter good programmers at competitive rates within the United States. At this time we have no arrangements with any vendors or third parties to obtain hardware, or programming.

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

we plan to engage in the following activities to expand our business operations:

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

Months 7 to 12

During the final 6-months of our initial development phase, we plan to begin testing and deploying the website and associated applications. We expect to achieve the following:

•	Correct any detected or defects;

•	Submit Wigi4you to the iPhone App Store;

•	Promote Wigi4 to freelancers and small businesses; and

•	Provide support for multi-users.

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

Results of Operations

Comparison for the Three Months Ended March 31, 2016 and 2015

Revenues

During the three months period ended March 31, 2016 and 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2016 is $4,034 and for the three month ended March 31, 2015 is $500. Operating expenses for the three months ended March 31, 2016 consist of General and Administrative Expense $2,049 and Professional Fees $1,985. Operating expenses for the three months ended March 31, 2015 consist of Share Transfer Agent Fee $500

Net Loss

During the three month ended March 31, 2016 and 2015 the Company recognized net losses of $4,034 and $ 500 , respectively.

Comparison for the Nine Months Ended March 31, 2016 and 2015

Revenues

During the nine month period ended March 31, 2016 and 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2016 is $11,556 and for the nine month ended March 31, 2015 is $500. Operating expenses for the nine months ended March 31, 2016 consist of General and Administrative Expense $3,721 and Professional Fess $7,835. Operating expenses for the nine months ended March 31, 2015 consist of Share transfer agent fee $500.

Net Loss

During the nine months ended March 31, 2016 and 2015 the Company recognized net losses of $(11,556) and $(500), respectively.

Liquidity and Capital Resources

On March 31, 2016, we had total current assets of $22,916 which consist of $11,207 in Cash, $10,000 in deferred offering cost and $1,709 in prepaid expense. We had total current liabilities of $5,005, which consist of $555 due to related party and $4,450 accounts payable.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash used in financing activities for the nine months ended March 31, 2016 was $NIL, which consist of deferred offering cost $10,000 and proceeds for common stock to be issued $10,000. During the nine months ended March 31, 2015 net cash provided by financing activities was $21,525, which consists of proceeds from related party loan $555 and Proceeds from issuance of common stock $20,970.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through March 31, 2016 totaling $13,059 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2015 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2016, our Company's disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2016, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Item.2. Unregistered Sales of Equity Securities and Use of Proceeds

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

WIGI4YOU, INC.

DATED: May 12, 2016	By: /s/ Omri Revivo_____________
Omri Revivo
President (Principal Executive Officer) Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors

