Form 10-K
period 2016-06-30
WIGI4YOU, INC.
filed 2016-09-30
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-206450

WIGI4YOU, INC.

(Exact name of registrant as specified in its charter)

Nevada
(State or jurisdiction of incorporation or organization)	(IRS Employer ID Number)

Derech Magdiel 39/11, Hod-hasharon, Israel 45342

(Address of principal executive offices and Zip Code)

Phone: 1-888-649-8629

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]  YES      [ x]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]  YES      [x]   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x]  YES    [ ]   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]  YES    [x]   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer,," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 27, 2016 is 7,250,000  shares.

WIGI4YOU, INC.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology.  Although the Company and its management believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. Business

Overview

Wigi4You was incorporated in the State of Nevada on March 19, 2014. Wigi4You intends to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada.

Wigi4You’s business and corporate address is Derech Magdiel 39/11, Hod-hasharon, Israel 45342, and our telephone number is 1-888-649-8629. Our registered agent for service of process is State Agent and Transfer Syndicate, Inc., 112 North Curry Street, Carson City, Nevada 89703-4934. Our fiscal year end is June 30.

Our business is in the start-up phase, and we have no operational history. To date, we have generated no revenues from operations and cannot guarantee we will generate revenues in the future.

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the affiliates of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the Securities and Exchange Commission (“SEC”) when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

Bankruptcy Or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding involving the Company.

Reorganization, Purchase Or Sale Of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets involving the Company.

Effect Of Existing Or Probable Governmental Regulations On The Business

The Company will be subject to numerous national, international, regional, state and local laws. The Company does not know when or whether additional legislation may pass or whether any such legislation would relate to the types of services currently planned to be provided by the Company or which the Company intends to develop. Accordingly, the Company cannot predict the effect, if any, that any such future regulation may have on its business.

Research And Development Activities During The Last Two Years

We have not expended funds for research and development costs since inception.

Outsourcing Of Software Programmers.

Wigi4You plans to hire independent sub-contractors (programmers and web site developers) to customize the public domain software that will be the foundation to our website and mobile application. We believe that these services may be obtained at competitive prices from software outsourcing companies operating in the United States; however we may encounter good programmers at competitive rates within the United States. At this time we have no arrangements with any vendors or third parties to obtain hardware, or programming.

Number Of Total Employees And Number Of Full Time Employees

Wigi4You has no employees. Our sole officer and director is donating his time to the development of the Company, and intends to do whatever work is necessary in order to bring us to the point of earning revenues. We have no other employees, and do not foresee hiring any additional employees in the near future. We will be engaging independent contractors and sub-contractors to design and develop our website, manage our internet marketing efforts.

Item 1A. Risk Factors

An investment in these securities involves a high degree of risk and is speculative in nature. In addition to the other information regarding the Company contained in this Prospectus, you should consider many important factors in determining whether to purchase Shares. Following are what we believe are material risks related to the Company and an investment in the Company. Investors are urged to perform their own due diligence, with the help of their investment, accounting, legal and/or other professionals and to make an independent decision regarding an investment in the Shares.

RISKS ASSOCIATED WITH OUR BUSINESS

Our independent auditors have issued an audit opinion for Wigi4You which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note B of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such, we may have to cease operations and investors could lose part or all of their investment in the Company.

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized no revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2016 and 2015, was $16,063 and $948, respectively, most of which is for professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	Completion of the share offering,

•	Our ability to attract customers who will use our services,

•	Our ability to generate revenue through the sale of our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. In the event the Company is unable to generate revenues, it may be required to seek additional funding. Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company. In the event the Company cannot generate revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

Because management does not have relevant experience in managing a software and electronic products company, our business has a higher risk of failure.

Our sole officer and director has limited business experience related to the marketing and development of event planning and concierge services and applications. Consequently, management will initially have to rely on the experience of third parties. Further, we have budgeted only $10,000 toward sales and marketing efforts over the next 12 months, which by industry standards is a very limited amount of capital with which to launch our effort. Given the relatively small marketing budget and limited experience of our officers, there can be no assurance that such efforts will be successful. Further, if our initial efforts to create a market for our website are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing and sales expertise to attract subscribers to our website. Our future success will depend, amount other factors, upon whether our services can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our application will gain wide acceptance in its targeted markets or that we will be able to effectively market our services. There can be no assurance that they will be successful in obtaining adequate assistance or cooperation from third parties at a cost consistent with the resources of the Company.

We have no clients or customers and we cannot guarantee we will ever have any. Even if we obtain clients or customers, there is no assurance that we will make a profit.

We have no clients or customers. We have not identified any clients or customers and we cannot guarantee we will ever have any. Even if we obtain clients or customers for our services, there is no guarantee that we will develop products and/or services that our clients/customers will want to use. If we are unable to attract enough customers/clients to purchase services (and any products we may develop or sell) it will have a negative effect on our ability to generate sufficient revenue from which we can operate or expand our business. The lack of sufficient revenues will have a negative effect on the ability of the Company to continue operations and it could force the Company to cease operations.

Some of our competitors have significantly greater financial and marketing resources than do we.

There exists in our industry many competitors that have significantly greater financial and marketing resources than do we. There are no assurances that our efforts to compete in the marketplace will be successful. We are a relatively late entry into a mature market for electronic concierge services and applications. There can be no assurance that we will be able to develop a profitable niche in this market.

We are in a competitive market which could impact our ability to gain market share which could harm our financial performance.

The business of an application providing a comprehensive entire package of event planning and concierge services is very competitive. Barriers to entry on the Internet are relatively low, and we face competitive pressures from companies anxious to join this niche. There are a number of successful websites operated by proven companies that offer similar niche social networking to event planning service which may prevent us from gaining enough market share to become successful.  These competitors have existing customers that may form a large part of our targeted client base, and such clients may be hesitant to switch over from already established competitors to our service.  If we cannot gain enough market share, our business and our financial performance will be adversely affected.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

Other than the shares offered no other source of capital has been identified or sought. As a result we do not have an alternate source of funds. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financial is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

If we are not successful in raising sufficient fund, we will be faced with several options:

1. abandon our business plans, cease operations and go out of business;

2. continue to seek alternative and acceptable sources of capital; or

3. bring in additional capital that may result in a change of control.

We possess minimal capital, which may severely restrict our ability to develop our services. If we are unable to raise additional capital, our business will fail.

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $12,500 to provide sufficient capital to commence with operations and development of the business plan. Our business plan contemplates the development of a website and associated software to assist users to find local events, performers, bands and speakers. Our limited marketing activities may not attract enough clients to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for website marketing and development expenses, and for administrative expenses, which management estimates to be approximately between $25,000 and $45,000 over the next twelve months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

Our auditor has raised substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares and, if necessary, through one or more private placement or public offerings.

However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Any significant disruption in our website presence or services could result in a loss of customers.

Our plans call for our customers to access our service through our website. Our reputation and ability to attract, retain and serve our customers will be dependent upon the reliable performance of our website, network infrastructure and fulfillment processes (how we deliver services purchased by our customers). Prolonged or frequent interruptions in any of these systems could make our website unavailable or unusable, which could diminish the overall attractiveness of our subscription service to existing and potential customers.

Our servers will likely be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations and loss, misuse or theft of data. It is likely that our website will periodically experience directed attacks intended to cause a disruption in service, which is not uncommon for web-based businesses. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation.  Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our website or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

The loss of the services of either our sole officer and director or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services.

The development of our website and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officer, Omri Revivo, who is developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of officer or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

Our sole officer and director may have conflicts of interest in that he has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations.

Because our sole officer and director, who is responsible for all our business activities, will not devote his full working time to operations and management of us, the implementation of our business plans may be impeded. Our officer and director has other obligations and time commitments, which will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. Mr. Revivo will devote 10 hours per week. Additionally, when he becomes unable to handle the daily operations on his own, we may not be able to hire additional qualified personnel to replace him in a timely manner. If this event should occur, we may not be able to reach profitable, which might result in the loss of some or all of your investment in our common stock.

We are dependent upon our current officer.

We currently are managed by one officer and we are entirely dependent upon him in order to conduct our operations. If he should resign or die, there will be no one to run Wigi4You, and the company has no Key Man insurance. If our current officer is no longer able to serve as such and we are unable to find other persons to replace him, it will have a negative effect on our ability to continue active business operations and could result in investors losing some or all of their investment in the Company.

Our business model may require the use of outside personnel, who may not be available when needed.

We will require the service of software programmers. We intend to obtain these services through software outsourcing companies operating in the United States and Israel. Software outsourcing companies contract with programmers in countries such as Pakistan, Malaysia, China, the Philippines, Israel, Ireland, Mexico, Russia and Chile. These countries offer low costs, well trained personnel with English language capabilities. The services of offshore programmers may be overseen by third party outsourcing companies whose performance is beyond our control. We cannot reliably predict if the services will be available as we need them.

There is a potential security risk using foreign programmers

We will make reasonable efforts to assure that the outsourcing companies have verifiable security procedures in place, however, by outsourcing we face the potential loss of control under which our software is developed. Without programmers of our own, we will rely on the integrity of the outsourcing company to examine source code to assure that there are no potential security risks.

Our controlling stockholders have significant influence over the Company.

As of June 30, 2016, Omri Revivo, our sole officer and director, owns 100% of the outstanding common stock, which becomes 72.4% if all of the shares offered are sold. As a result, Revivo possesses significant influence over our affairs. His stock ownership and relationships with members of our board of directors, of which Mr. Revivo is the only one, may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

One investor hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

Our President owns a controlling interest in our outstanding common stock. He has the ability to control all matters submitted to the stockholders of Wigi4You for approval (including the election and removal of directors). A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

Moreover, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially and adversely affect the market price of the common stock.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only one director, who is our principal executive officer and secretary. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

The lack of public company experience of our management could adversely impact our ability to comply with the reporting requirements of U.S. Securities Laws.

Our management lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our management has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements including establishing and maintaining internal controls over financials reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment.

Because we are currently considered a “shell company” within the meaning of Rule 12B-2 pursuant to the Securities Exchange Act of 1934, the ability of holders of our common stock to sell their shares may be limited by applicable regulations.

We are currently considered a “shell company” as that term is defined in Rule 12b-2 pursuant to the Securities Exchange Act of 1934 and Rule 405 pursuant to the Securities Act of 1933, in that we currently have nominal operations and nominal assets other than cash. Accordingly, the ability of holders of our common stock to sell their shares may be limited by applicable regulations.

As a result of our classification as a “shell company”, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144 promulgated pursuant to the Securities Act of 1933 so as not to be considered underwriters in connection with the sale of securities until one year from the date that we cease to be a “shell company.” Additionally, as a result of our classification a shell company:

•	Investors should consider shares of our common stock to be significantly risky and illiquid investments.

•	We may not register our securities on Form S-8 (an abbreviated form of registration statement).

•	Our ability to attract additional funding to sustain our operations may be limited significantly.

We can provide no assurance or guarantee that we will cease to be a “shell company” and, accordingly, we can provide no assurance or guarantee that there will be a liquid market for our shares. Accordingly, investors may not be able to sell our shares and lose their investments in the Company.

We do not expect to file a Form 8-A on a pre-effective basis. Because our common stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject to section 16 of the Exchange Act. In addition, our reporting obligations under section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Exchange Act, and we do not intend to register our common stock under the Exchange Act on a pre-effective basis (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act). As long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our director and executive officer and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports and any registration statements on Form S-1 we file. Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have a fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Item 1B. Unresolved Staff Comments.

As of June 2016, there are no unresolved Staff Comments

Item 2. Properties.

Wigi4You’s principal business and corporate address is Derech Magdiel 39/11, Hod-hasharon, Israel, 45342. Phone: 1-888-649-8629. The space is being provided by management on a rent free basis. We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity

No public market currently exists for shares of our common stock. We intend to contact a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Of the 5,250,000 shares of common stock outstanding as of June 30, 2016, 5,250,000 shares are owned by Mr. Revivo and may only be resold in compliance with Rule 144 of the Securities Act of 1933. As of the date of this Prospectus, we have one (1) stockholder. We have no outstanding shares of common stock or any other securities to which we have granted registration rights.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Rule 144 Shares

All of the presently outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a six month holding period for such restricted securities may sell, within any three month period, provided the Company is current in its reporting obligations under the Exchange Act, and subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale. Ou sole officer and director owns 5,250,000 restricted shares, or 100% of the outstanding common stock. When these shares become available for resale, the sale of these shares by these individuals, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of the Company’s common stock in any market that might develop.

Rule 144 is not available for either a reporting or non-reporting shell company unless the company: (1) has ceased to be a shell company; (2) is subject to the Exchange Act reporting obligations; (3) has filed all required Exchange Act reports during the preceding twelve months; and (4) at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

As of the date of this Prospectus, no shares of our common stock are available for sale under Rule 144.

Reports

Following the effective date of this Registration Statement we will be subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov. We do not expect to file a Form 8-A on a pre-effective basis. Because we will not be registered under the Exchange Act, our reporting requirements will be limited.

Under Section 15(d) of the Exchange Act, we are not required to file periodic reports if we have less than 300 holders of record for the fiscal year after the year this registration statement becomes effective. Additionally, we will not be subject to the Commission’s proxy, tender offer, and short swing insider trading rules for Section 12 registration and we may not have an ongoing periodic reporting obligation, depending on our number of shareholders.

Transfer Agent

Our Transfer Agent is:

Action Stock Transfer Corp.
2469 E. Fort Union Blvd, Ste 214
Salt Lake City, UT 84121

(801) 274-1088 office

(801) 274-1099 fax

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Financial Statements and Schedules appears on page 14.

The Report of Independent Registered Public Accounting Firm appears on page F-1, and the Financial Statements and Notes to Financial Statements appear beginning on page F-2.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Prospectus includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of Wigi4You

Overview

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2016 or in 2015.

Comparison of the Years Ended June 30, 2016 and 2015

Lack of Revenues

We have limited operational history. During the year ended June 30, 2016 and 2015 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2016 and 2015 were $16,063 and $948 respectively. Operating expenses in June 30, 2016 consisted of professional fees of $11,435 and general and administrative expense $4,628. Operating expenses in June 30, 2015 consisted of stock transfer agent fees of $623 and general and administrative expense $325.

Net Loss

During the year ended June 30, 2016 and 2015 the Company recognized net losses of $16,063 and $948

Liquidity and Capital Resources

At June 30, 2016 and 2015, we had current assets of $34,369 and $15,022 which consisting of cash and cash equivalents respectively.

At June 30, 2016 and 2015, our total current liabilities were $555 and $555 respectively consisting of due to related party.

To meet our need for cash we are attempting to raise money through share offering. We cannot guarantee that we will be able to sell all the shares. If we are successful, the money raised will be applied to the items set forth in this plan of operations.

Our officer has agreed to advance funds as needed until the share offering is completed or failed. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

Cash Requirements

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

While the officer and director has generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officer and director and Wigi4You. During the first year of operations, our officer and director will also provide his labor at no charge.

If we are unable to meet our needs for cash from either the money that we raise from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Wigi4you, Inc. has never been in bankruptcy or receivership.

Office

Wigi4you, Inc administrative office is located at Derech Magdiel 39/11, Hod-hasharon Israel 45342. The telephone number is: 1-888-649-8629.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide information pursuant to this item.

Item 8. Financial Statements and Supplementary Data.

WIGI4YOU, INC.

TABLE OF CONTENTS

June 30, 2016

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Wigi4you, Inc.:

We have audited the accompanying balance sheets of Wigi4you, Inc. as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wigi4you, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years ended then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of as June 30, 2016, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

September 27, 2016

Wigi4You, Inc
BALANCE SHEETS
June 30, 2016 and June 30, 2015

	June 30,	June 30,
	2016	2015
ASSETS
Current assets
Cash	$34,369	$15,022
Other Current assets
Prepaid expense	590	—
Advance deposit	—	5,000

Total current assets	34,959	20,022

Total assets	$34,959	$20,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related party	555	555

Total current liabilities	555	555

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 5,250,000 shares issued and outstanding as of June 30, 2016 and 2015	$5,250	$5,250
Additional paid-in capital	15,720	15,720
Common stock subscribed	31,000	—
Accumulated deficit	(17,566)	(1,503)

Total stockholders’ equity	34,404	19,467

Total liabilities and stockholders’ equity	$34,959	$20,022

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF OPERATIONS
For the years ended June 30, 2016 and 2015

	For the Year Ended
	June 30,
	2016	2015

Revenue	$—	$—

Expenses
General and administrative expense	4,628	325
Professional fee	11,435	—
Share transfer agent fee	—	623

Total expenses	16,063	948

Net (loss)	$(16,063)	$(948)

Basic and diluted loss per common share	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	5,250,000	1,884,247

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30, 2016 and 2015

			Additional			Total
	Common Stock		Paid-in	Accumulated	Common Stock	Stockholders'
	Shares	Amount	Capital	Deficit	Subscribed	Equity
Balance at June 30, 2014	—	$—	$—	$(555)	$—	$(555)

Common stock issued for cash	5,250,000	5,250	15,720	—		20,970

Net (loss) for the year ended June 30, 2015	—	—	—	(948)	—	(948)

Balance at June 30, 2015	5,250,000	$5,250	$15,720	$(1,503)	$—	$19,467

Share application money received	—	—	—	—	31,000	31,000
Net loss for the year ended	—	—	—	(16,063)	—	(16,063)

Balance at June 30, 2016	5,250,000	$5,250	$15,720	$(17,566)	$31,000	$34,404

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENT OF CASH FLOWS
For the years ended June 30, 2016 and 2015

	For the year ended June 30, 2016	For the year ended June 30, 2015

Cash flow from operating activities
Net loss	$(16,063)	$(948)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable	—	(555)
(Increase) Decrease in advance deposit	5,000	(5,000)
Increase (Decrease) in prepaid expense	(590)	—

Net cash used in operating activities	$(11,653)	$(6,503)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from related party loan	—	555
Proceeds from stock issued or yet to be issued	31,000	20,970

Net cash provided by (used in) financing activities	$31,000	$21,525

Net increase/(decrease) in cash	19,347	15,022

Cash at beginning of period	15,022	—

Cash at end of period	$34,369	$15,022

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WIGI4YOU, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

As of June 30, 2016 and June 30, 2015, the carrying value of loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Five Million Two Hundred and Fifty Thousand (5,250,000) shares of common stock were issued and outstanding as of June 30, 2016 and June 30, 2015, respectively.

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

As of June 30, 2016 the Company has received $41,000 from investors for 1,640,000 shares of common stock to be issued. The shares were subscribed as per a Registration Statement filed with the SEC to register and sell 2,000,000 shares of newly issued common stock at an offering price of $0.025 per share.

NOTE D – RELATED PARTY TRANSACTIONS

On July 22, 2014, a Director of the company paid $555 to Thomas Puzzo towards his accounts payable due. The loan is unsecured, non-interest bearing, and due on demand.

On February 19, 2015, Company issued 5,250,000 Common Shares to the director of the company at $0.004 per share for cash proceeds of $21,000.

NOTE E – INCOME TAXES

For the year ended June 30, 2016, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $17,566 at June 30, 2016, and will expire beginning in the year 2034.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The Year Ended June 30, 2016	For The Year Ended June 30, 2015
Income tax expense (benefit) at statutory rate	$(5,461)	$(322)
Change in valuation allowance	5,461	322
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of June 30, 2016 and June 30, 2015:

	June 30, 2016	June 30, 2015
Gross deferred tax asset	$5,972	$511
Valuation allowance	(5,972)	(511)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,566 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2016.

NOTE F – SUBSEQUENT EVENT

During August 2016, Company received $9,000 from investors for 360,000 shares of common stock to be issued.

On September 21, 2016, Company issued 2,000,000 shares to various investors at a price of $0.025 per share against the share application money received.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Director and the Chief Executive Officer of the Company handles all aspects of the company.

Based upon that evaluation, the Director and the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2016 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended June 30, 2016 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer and the Director and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that:  i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

The Company’s management, including the Director and the Chief Executive Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or because the degree of compliance with the policies and procedures may deteriorate.

Management of the Company, including the Director and Chief Executive Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2016 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

Our directors are elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Our officer is appointed by the board of directors (the “Board”) to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board has no nominating, audit or compensation committees.

The name, address, age and position of our officer and director is set forth below:

Name and Address	Age	Position(s)
Omri Revivo		President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary, Treasurer, and Director

Omri Revivo has held the position of Director and officer since March 19, 2014. The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officer and director set forth herein is our only officer, director, promoter and control person, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Omri Revivo, the President, CEO, CFO, Treasurer and Director of the Company, currently devotes up to 10 hours per week to Company matters. After receiving funding per our business plan, Mr. Revivo will continue to devote 10 hours of his time to manage the affairs of the Company, and will increase such hours as required.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

Background Information about Our Officer and Director

Omri Revivo

Mr. Revivo has extensive experience in catering and event planning. He also has extensive experience in social and corporate matters, particularly in large-scale event planning, preparation, logistics and production. From 2010 through 2015, he served as a Catering Sales and Service Manager for Happy-Time Events of Israel. While working for Happy-Time, he oversaw all aspects of high-profile and large-scale social and corporate events, including preparation of function space contracts, proposing menus based on function type, size and budget, negotiating and contracting with outside vendors, such as florists, party rental companies, temporary staffing companies and audio visual vendors.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. Our Board of Directors as a whole participates in the review of financial statements and disclosure.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2016 and 2015, the compensation awarded to, paid to, or earned by, our officer and director.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Omri Revivo, sole officer and director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Currently, of our officer and director is being not compensated for his services during the development stage of our business operations, and is not considered to be an employee of the Company.

We have not paid any salaries in 2016, and we do not anticipate paying any salaries at any time in 2016. We will not begin paying salaries until we have adequate funds to do so.

Any out-of-pocket expenses incurred by our officer and director shall accrue as a liability of the Company and shall be reimbursed when sufficient funds are available. In the future we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

As of the date hereof, we have not entered into an employment contract with our sole officer and do not intend to enter into one until such time as it profitable to do so. The officer is not considered to be an employee.

Compensation of Directors

Our director has not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended June 30, 2016 and 2015, there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Common	Omri Revivo	5,250,000	100%

Common	Directors and Officers as a Group (1 individual)	5,250,000	100%

(1)	The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly.

(3)	Based on 5,250,000 shares issued and outstanding as of June 30, 2016.

Future sales by existing stockholders

A total of 5,250,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. As we are a “shell company,” Rule 144 would not be available for the resale of restricted securities by our stockholders until we have complied with the requirements of Rule 144(i).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

On February 19, 2015, 5,250,000 shares of Wigi4You’s common stock were issued to Omri Revivo, an officer of the Company, at the price of $0.004 per share for $21,000.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
Audit Fees and Audit Related Fees	$8,900	$—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$8,900	$0

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Hod-hasharon, Israel, on September 30, 2016.

WIGI4YOU, INC., Registrant
/s/ Omri Revivo
Omri Revivo
President (Principal Executive
Officer), Chief Financial Officer
(Principal Accounting Officer),
Treasurer, Secretary and Member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated:

/s/ Omri Revivo	Date: September 30, 2016
Omri Revivo
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer, Secretary and Member of the Board of Directors

