Form 10-Q
period 2016-09-30
WIGI4YOU, INC.
filed 2016-11-14
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 11, 2016 the registrant had 7,250,000 issued and outstanding shares of common stock.

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

1

Wigi4You, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wigi4You, Inc.

3

Wigi4You, Inc
BALANCE SHEETS
September 30, 2016 and June 30, 2016

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS
Current assets
Cash	$37,366	$34,369
Other Current assets
Prepaid expense	5,191	590

Total current assets	42,557	34,959

Total assets	$42,557	$34,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	3,000	—
Due to related party	555	555

Total current liabilities	3,555	555

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,250,000 and 5,250,000 shares issued and outstanding as of September 30, 2016 and June 30, 2016	$7,250	$5,250
Additional paid-in capital	53,720	15,720
Common stock subscribed	—	31,000
Accumulated deficit	(21,968)	(17,566)

Total stockholders’ equity	39,002	34,404

Total liabilities and stockholders’ equity	$42,557	$34,959

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF OPERATIONS
For the three months ended September 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended
	September 30,
	2016	2015

Revenue	$—	$—

Expenses
General and administrative expense	1,402	—
Professional fee	3,000	3,500
Share transfer agent fee	—	—

Total expenses	4,402	3,500

Net (loss)	$(4,402)	(3,500)

Basic and diluted loss per common share	$(0.00)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	5,445,652	5,250,000

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three month ended and year ended September 30, 2016 and June 30, 2016 and 2015
(Unaudited)

			Additional		Common	Total
	Common Stock		Paid-in	Accumulated	Stock	Stockholders'
	Shares	Amount	Capital	Deficit	Subscribed	Equity
Balance at June 30, 2014	—	$—	$—	$(555)	$—	$(555)

Common stock issued for cash	5,250,000	5,250	15,720	—	—	20,970

Net (loss) for the year ended June 30, 2015	—	—	—	(948)	—	(948)

Balance at June 30, 2015	5,250,000	$5,250	$15,720	$(1,503)	$—	$19,467

Share application money received	—	—	—	—	31,000	31,000
Net loss for the year ended June 30, 2016	—	—	—	(16,063)	—	(16,063)

Balance at June 30, 2016	5,250,000	$5,250	$15,720	$(17,566)	$31,000	$34,404

Share application money received	—	—	—	—	9,000	9,000
Common stock issued for cash	2,000,000	2,000	38,000	—	(40,000)	—
Net loss for the period ended September 30, 2016	—	—	—	(4,402)	—	(4,402)

Balance at September 30, 2016	7,250,000	$7,250	$53,720	$(21,968)	$—	$39,002

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENT OF CASH FLOWS
For the three months ended September 30, 2016 and 2015
(Unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015

Cash flow from operating activities
Net loss	$(4,402)	$(3,500)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in advance deposit	—	5,000
Increase (Decrease) in accounts payable	3,000	—
Increase (Decrease) in prepaid expense	(4,601)	—
(Increase) Decrease deferred offering costs	—	(10,000)
Net cash used in operating activities	$(6,003)	$(8,500)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from stock issued	9,000	—

Net cash provided by (used in) financing activities	$9,000	$—

Net increase/(decrease) in cash	2,997	(8,500)

Cash at beginning of period	34,369	15,022

Cash at end of period	$37,366	$6,522

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WIGI4YOU, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

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

Basis of Presentation

The unaudited financial statements for the period ended September 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three months ended September 30, 2016, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending June 30, 2017. The balance sheet at June 30, 2016 has been derived from the audited financial statements at that date.

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

As of September 30, 2016 and June 30, 2016, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Seven Million Two Hundred and Fifty Thousand (7,250,000) shares and Five Million Two Hundred and Fifty Thousand (5,250,000) shares of common stock were issued and outstanding as of September 30, 2016 and June 30, 2016, respectively.

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

As of August 23, 2016 the Company has received $50,000 from investors for 2,000,000 shares of common stock to be issued. The shares were subscribed as per a Registration Statement filed with the SEC to register and sell 2,000,000 shares of newly issued common stock at an offering price of $0.025 per share.

On September 21, 2016, Company issued 2,000,000 Common Shares to the investors at $0.025 per share for cash proceeds of $50,000 against common stock subscribed.

NOTE D – RELATED PARTY TRANSACTIONS

On July 22, 2014, a Director of the company paid $555 to Thomas Puzzo towards his accounts payable due.

The loan is unsecured, non-interest bearing, and due on demand.

On February 19, 2015, Company issued 5,250,000 Common Shares to the director of the company at $0.004 per share for cash proceeds of $21,000.

NOTE E – INCOME TAXES

For the three months ended September 30, 2016, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $21,968 at September 30, 2016, and will expire beginning in the year 2034.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For The Three Months Ended September 30, 2016	For The Three Months Ended September 30, 2015
Income tax expense (benefit) at statutory rate	$(1,497)	$(1,190)
Change in valuation allowance	1,497	1,190
Income tax expense	$0	$0

Net deferred tax assets consist of the following components as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Gross deferred tax asset	$7,469	$5,972
Valuation allowance	(7,469)	(5,972)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $21,968 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of September 30, 2016.

NOTE F – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after September 30, 2016 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the three months ended September 30, 2016.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2016 and 2015

Revenues

During the three months period ended September 30, 2016 and 2015 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2016 is $4,402 and for the three month ended September 30, 2015 is $3,500. Operating expenses for the three months ended September 30, 2016 consist of General and Administrative Expense $1,402 and Professional Fees $3,000. Operating expenses for the three months ended September 30, 2015 consist of Professional fee $3,500.

Net Loss

During the three month ended September 30, 2016 and 2015 the Company recognized net losses of $4,402 and $3,500 , respectively.

Liquidity and Capital Resources

On September 30, 2016, we had total current assets of $42,557 which consist of $37,366 in Cash, and $5,191 in prepaid expense. We had total current liabilities of $3,555, which consist of $555 due to related party and $3,000 accounts payable.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the three months ended September 30, 2016 was $9,000, which consist of proceeds for common stock issued $9,000. During the nine months ended September 30, 2015 net cash provided by financing activities was $0.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through September 30, 2016 totaling $21,968 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2016, our Company's disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2016 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

WIGI4YOU, INC.

DATED: November 14, 2016	By: /s/ Omri Revivo_____________
Omri Revivo
President (Principal Executive Officer) Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors

