Form 10-Q
period 2017-03-31
WIGI4YOU, INC.
filed 2017-04-26
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-206450

WIGI4YOU, INC.

(Name of registrant in its charter)

Nevada
(State or jurisdiction of incorporation or organization)	82-1063313 (IRS Employer Identification No.)

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

As of April 26, 2017 the registrant had 7,250,000 issued and outstanding shares of common stock.

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

1

Wigi4You, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wigi4You, Inc.

3

Wigi4You, Inc
BALANCE SHEETS
March 31, 2017 and June 30, 2016

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash	$15,701	$34,369
Prepaid expense	2,257	590

Total current assets	17,958	34,959

Total assets	$17,958	$34,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Due to related party	555	555

Total current liabilities	555	555

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,250,000 and 5,250,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016	$7,250	$5,250
Additional paid-in capital	53,720	15,720
Common stock subscribed	—	31,000
Accumulated deficit	(43,567)	(17,566)

Total stockholders’ equity	17,403	34,404

Total liabilities and stockholders’ equity	$17,958	$34,959

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF OPERATIONS
For the three and nine months ended March 31, 2017 and 2016
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—

Expenses
General and administrative expense	3,996	2,049	19,001	3,721
Professional fee	2,000	1,985	7,000	7,835

Total expenses	5,996	4,034	26,001	11,556

Net (loss)	$(5,996)	$(4,034)	$(26,001)	$(11,556)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	7,250,000	5,250,000	6,644,161	5,250,000

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine month ended March 31, 2017
(Unaudited)

			Additional		Common	Total
	Common Stock		Paid-in	Accumulated	Stock	Stockholders'
	Shares	Amount	Capital	Deficit	Subscribed	Equity
Balance at June 30, 2016	5,250,000	$5,250	$15,720	$(17,566)	$31,000	$34,404

Share application money received	—	—	—	—	9,000	9,000
Common stock issued for cash	2,000,000	2,000	38,000	—	(40,000)	—
Net loss for the period ended March 31, 2017	—	—	—	(26,001)	—	(26,001)

Balance at March 31, 2017	7,250,000	$7,250	$53,720	$(43,567)	$—	$17,403

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENT OF CASH FLOWS
For the nine months ended March 31, 2017 and 2016
(Unaudited)

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016

Cash flow from operating activities
Net loss	$(26,001)	$(11,556)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in advance deposit		5,000
Increase (Decrease) in accounts payable	—	4,450
Increase (Decrease) in prepaid expense	(1,667)	(1,709)
(Increase) Decrease deferred offering costs	—	(10,000)
Net cash used in operating activities	$(27,668)	$(13,815)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from stock issued or to be issued	9,000	10,000

Net cash provided by (used in) financing activities	$9,000	$10,000

Net increase/(decrease) in cash	(18,668)	(3,815)

Cash at beginning of period	34,369	15,022

Cash at end of period	$15,701	$11,207

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WIGI4YOU, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

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

Basis of Presentation

The unaudited financial statements for the period ended March 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the nine months ended March 31, 2017, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending June 30, 2017. The balance sheet at June 30, 2016 has been derived from the audited financial statements at that date.

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

As of March 31, 2017 and June 30, 2016, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Seven Million Two Hundred and Fifty Thousand (7,250,000) shares and Five Million Two Hundred and Fifty Thousand (5,250,000) shares of common stock were issued and outstanding as of March 31, 2017 and June 30, 2016, respectively.

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

NOTE E – SUBSEQUENT EVENT

The Company evaluated all events or transactions that occurred after March31, 2017 through the date of this filing. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the nine months ended March 31, 2017.

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

None.

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

Plan of Operation

Wigi4you doesn’t have any business activity to generate revenue and also no significant assets. Our executive offices are located at Derech MagDiel 39/11, Hold-hasharon Israel 45342. The office is a location at which the Company receives mail, has office services and can hold meetings. Our officer, Omri Revivo, works on Company business from his residence in Israel.

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

Results of Operations

Comparison for the Three Months Ended March 31, 2017 and 2016

Revenues

During the three months ended March 31, 2017 and 2016 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2017 is $5,996 and for the three months ended March 31, 2016 is $4,034. Operating expenses for the three months ended March 31, 2017 consist of General and Administrative Expense $3,996 and Professional Fees $2,000. Operating expenses for the three months ended March 31, 2016 consist of General and Administrative Expense $2,049 and Professional fee $1,985.

Net Loss

During the three months ended March 31, 2017 and 2016 the Company recognized net losses of $5,996 and $4,034, respectively.

Comparison for the Nine Months Ended March 31, 2017 and 2016

Revenues

During the nine months ended March 31, 2017 and 2016 we have not generated any revenue.

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2017 is $26,001 and for the nine months ended March 31, 2016 is $11,556. Operating expenses for the nine months ended March 31, 2017 consist of General and Administrative Expense $19,001 and Professional Fees $7,000. Operating expenses for the nine months ended March 31, 2016 consist of General and Administrative Expense $3,721 and Professional fee $7,835.

Net Loss

During the nine months ended March 31, 2017 and 2016 the Company recognized net losses of $26,001 and $11,556, respectively.

Liquidity and Capital Resources

On March 31, 2017, we had total current assets of $17,958 which consist of $15,701 in Cash, and $2,257 in prepaid expense. We had total current liabilities of $555, which consist of $555 due to related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the nine months ended March 31, 2017 was $9,000, which consist of proceeds for common stock issued $9,000. During the nine months ended March 31, 2016 net cash provided by financing activities was $10,000, which consist of common stock to be issued $10,000

We have not yet generated any revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net loss since our inception on March 19, 2014 through March 31, 2017 totaling $43,567 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2016 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2017, our Company's disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

WIGI4YOU, INC.

DATED: April 26, 2017	By: /s/ Omri Revivo_____________
Omri Revivo
President (Principal Executive Officer) Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors

