Form 10-K
period 2017-06-30
WIGI4YOU, INC.
filed 2017-10-12
CIK 1650739

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-206450

WIGI4YOU, INC.

(Name of registrant in its charter)

Nevada
(State or jurisdiction of incorporation or organization)	82-1063313 (IRS Employer Identification No.)

1980 Festival Plaza Drive Suite 530

Las Vegas, NV 89135

(Address of principal executive offices)

Phone: (702) 360-0652

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

Emerging growth company [x]

Yes [x] No [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.”

Yes [ ] No [ ]

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

As of June 30, 2017 the registrant had 7,250,000 issued and outstanding shares of common stock.

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

PART I

Item 1. Business

Overview

Business Development

Wigi4You was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company's administrative address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. The telephone number is: (702) 360-0652.

On June 14, 2017, Elaine Wan Yin Ling was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors of our company. On June 14, 2017, Omri Revivo resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors. of our company.

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

Arising from the growing needs of identity verification and picture for the official process of permit application i.e .driving license, individual identification cardetc. an innovative self-help photo kiosks will be implemented in major locations in cities to provide economic and convenient self-help service. The mini photo booth provides a one stop self-help service to allow the customer apply variety of permits through a simple process of identity verification, photo taking, document scanning, electronic signature and payment.

Wigi4You has planned to have the self-help photo kiosks to be implemented at major convenient locations such as shopping mall, buildings nearby subway station etc. to attract customers to use the service. The major revenue of Wigi4You will be generated from the self-help photo kiosks per the photo, fun, We chat printing, the game commemorative photos, print documents copy, photo print etc.

We anticipate the kiosks will quickly bring profitable business revenue to Wigi4You when the number of units are multiplied in major cities in China in future.

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

Number of Employees

Wigi4You has no employees. Our sole officer and director is donating her time to the development of the Company, and intends to do whatever work is necessary in order to bring us to the point of earning revenues. We have no other employees, and do not foresee hiring any additional employees in the near future. We plan to engage independent contractors and sub-contractors to design and develop our website, manage our internet marketing efforts.

Plan of Operation

Wigi4you doesn’t have any business activity to generate revenue and also no significant assets. Our executive offices are located at 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. The office is a location at which the Company receives mail, has office services and can hold meetings. Our officer, Elaine Wan Yin Ling, works on Company business from her residence.

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

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized no revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2017 and 2016, was $32,468 and $16,063, respectively, most of which is for professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

The development of our website and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officer, Elaine Wan Yin Ling, who is developing our business, and on our ability to identify and retain competent consultants and employees with the skills required to execute our business objectives. The loss of the services of officer or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our website and sell our services, which could adversely affect our financial results and impair our growth.

Our sole officer and director may have conflicts of interest in that he has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations.

Because our sole officer and director, who is responsible for all our business activities, will not devote his full working time to operations and management of us, the implementation of our business plans may be impeded. Our officer and director has other obligations and time commitments, which will slow our operations and may reduce our financial results and as a result, we may not be able to continue with our operations. Ms. Wan will devote 10 hours per week. Additionally, when she becomes unable to handle the daily operations on her own, we may not be able to hire additional qualified personnel to replace her in a timely manner. If this event should occur, we may not be able to reach profitable, which might result in the loss of some or all of your investment in our common stock.

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

Item 1B. Unresolved Staff Comments.

As of June 30, 2017, there are no unresolved Staff Comments

Item 2. Properties.

Wigi4You’s principal business and corporate address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. Phone: (702) 360-0652. The space is being provided by management on a rent free basis. We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity

No public market currently exists for shares of our common stock. We intend to contact a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Of the 7,250,000 shares of common stock outstanding as of June 30, 2017, 5,250,000 shares are restricted shares and may only be resold in compliance with Rule 144 of the Securities Act of 1933. As of the date of this Report, we have one (1) stockholder. We have no outstanding shares of common stock or any other securities to which we have granted registration rights.

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

Reports

Following the effective date of the Registration Statement, we are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov. We do not expect to file a Form 8-A on a pre-effective basis. Because we will not be registered under the Exchange Act, our reporting requirements will be limited.

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

Transfer Agent

Our Transfer Agent is:

Quicksilver Stock Transfer

1980 Festival Plaza Dr., Ste 530

Las Vegas, NV 89135

www.qstransfer.com

(702) 629-1883

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2017 or in 2016.

Comparison of the Years Ended June 30, 2017 and 2016

Lack of Revenues

We have limited operational history. During the year ended June 30, 2017 and 2016 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2017 and 2016 were $49,639 and $16,063 respectively. Operating expenses in June 30, 2017 consisted of professional fees of $43,536 and general and administrative expense $6,103. Operating expenses in June 30, 2016 consisted of professional fees of $11,435 and general and administrative expense $4,628.

Net Loss

During the year ended June 30, 2017 and 2016 the Company recognized net losses of $49,639 and $16,063.

Liquidity and Capital Resources

At June 30, 2017 and 2016, we had current assets of $820 and $34,959 which consisting of cash and cash equivalents and prepaid expenses. At June 30, 2017 and 2016, our total current liabilities were $7,055 and $555 respectively consisting of accrued expenses and due to related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the year ended June 30, 2017 was $9,000, which consist of proceeds for common stock issued. During the year ended June 30, 2016 net cash provided by financing activities was $31,000, which consist of common stock to be issued.

On July 10, 2017, we entered into subscription agreements to sell 20,000 restricted shares of common stock to two private investors for $10,000 ($0.50 per share). The funds will be used for general corporate purposes including the payment of professionals and other service providers. The sale of the shares was arranged outside the United States and was made to two non-United States persons. We relied on the exemption from registration provided by Regulation S.

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

Office

Wigi4you, Inc administrative office is located at 1980 Festival Plaza Drive Suite 530, Las Vegas, Nevada 89135. The telephone number is: (702) 360-0652 .

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide information pursuant to this item.

Item 8. Financial Statements and Supplementary Data.

WIGI4YOU, INC.

TABLE OF CONTENTS

June 30, 2017

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Wigi4you, Inc

We have audited the accompanying consolidated balance sheet of Wigi4you, Inc (“the Company”) as of June 30, 2017 and the related consolidated statements of operations, changes in stockholder's deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wigi4you, Inc. as of June 30, 2017 and the results of its operations and cash flows for the period described above in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of June 30, 2017 the Company has a working capital deficit and does not have the cash resources sufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note B to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

September 27, 2017

Wigi4You, Inc
BALANCE SHEETS
June 30, 2017 and June 30, 2016

	June 30,	June 30,
	2017	2016

ASSETS
Current assets
Cash	$30	$34,369
Prepaid expense	790	590

Total current assets	820	34,959

Total assets	$820	$34,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	6,500	—
Due to related party	555	555

Total current liabilities	7,055	555

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,250,000 and 5,250,000 shares issued and outstanding as of June 30, 2017 and 2016	$7,250	$5,250
Additional paid-in capital	53,720	15,720
Common stock subscribed	—	31,000
Accumulated deficit	(67,205)	(17,566)

Total stockholders’ equity	(6,235)	34,404

Total liabilities and stockholders’ equity	$820	$34,959

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF OPERATIONS
For the years ended June 30, 2017 and 2016

	For the Year Ended
	June 30,
	2017	2016

Revenue	$—	$—

Expenses
General and administrative expense	20,468	4,628
Professional fee	29,171	11,435

Total expenses	49,639	16,063

Net (loss)	$(49,639)	$(16,063)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	6,795,205	5,250,000

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENTS OF STOCKHOLDERS' EQUITY
For the year ended June 30, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subscribed	Equity
Balance at June 30, 2015	5,250,000	$5,250	$15,720	$(1,503)	$—	$19,467

Share application money received	—	—	—	—	31,000	31,000
Net loss for the year ended	—	—	—	(16,063)	—	(16,063)

Balance at June 30, 2016	5,250,000	$5,250	$15,720	$(17,566)	$31,000	$34,404

Share application money received	—	—	—	—	9,000	9,000
Common stock issued for cash	2,000,000	2,000	38,000	—	(40,000)	—
Net loss for the year ended	—	—	—	(49,639)	—	(49,639)

Balance at June 30, 2017	7,250,000	$7,250	$53,720	$(67,205)	$—	$(6,235)

The accompanying notes are an integral part of these financial statements.

Wigi4You, Inc
STATEMENT OF CASH FLOWS
For the years ended June 30, 2017 and 2016

	For the Year Ended
	June 30,
	2017	2016
Cash flow from operating activities
Net loss	$(49,639)	$(16,063)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in advance deposit	—	5,000
Increase (Decrease) in prepaid expense	(200)	(590)
Increase (Decrease) in accrued expense	6,500	—

Net cash used in operating activities	$(43,339)	$(11,653)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from stock issued or to be issued	9,000	31,000

Net cash provided by (used in) financing activities	$9,000	$31,000

Net increase/(decrease) in cash	(34,339)	19,347

Cash at beginning of period	34,369	15,022

Cash at end of period	$30	$34,369

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WIGI4YOU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Wigi4you, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose.

Organization, Nature of Business and Trade Name

Wigi4you, Inc. (the Company) was incorporated in the State of Nevada on March 19, 2014. Wigi4you, Inc. intends to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada.

Wigi4You has planned to have the self-help photo kiosks to be implemented at major convenient locations such as shopping mall, buildings nearby subway station etc. to attract customers to use the service. The major revenue of Wigi4You will be generated from the self-help photo kiosks per the photo, fun, Wechat printing, the game commemorative photos, print documents copy, photo print etc.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Wigi4you, Inc. and its wholly-owned subsidiary, A Jia Creative Holdings Limited.   Intercompany transactions and balances have been eliminated in consolidation.

The financial position, results of operations and cash flows as of, and for the period reported include only the results of operations for Wigi4you, Inc. as A Jia Creative Holdings Limited was not formed until June 27, 2017, and was inactive for the period from June 27, 2017 to June 30, 2017.

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

As of June 30, 2017 and June 30, 2016, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Seven Million Two Hundred and Fifty Thousand (7,250,000) shares and Five Million Two Hundred and Fifty Thousand (5,250,000) shares of common stock were issued and outstanding as of June 30, 2017 and June 30, 2016, respectively.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

NOTE B – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

The Company has no revenues, a working capital deficit, and an accumulated deficit of approximately $67,205. This condition among others raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

As of August 23, 2016 the Company has received $50,000 from investors for 2,000,000 shares of common stock to be issued. The shares were subscribed as per a Registration Statement filed with the SEC to register and sell 2,000,000 shares of newly issued common stock at an offering price of $0.025 per share. The Company issued the shares on September 20, 2016

NOTE D – RELATED PARTY TRANSACTIONS

On July 22, 2014, a Director of the company paid $555 to Thomas Puzzo towards his accounts payable due. The loan is unsecured, non-interest bearing, and due on demand.

On February 19, 2015, Company issued 5,250,000 Common Shares to the director of the company at $0.004 per share for cash proceeds of $21,000.

NOTE E – INCOME TAX

For the year ended June 30, 2017, the Company has incurred net losses and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $50,034 at June 30, 2017, and will expire beginning in the year 2034.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes as follows:

	For the Year Ended
	June 30, 2017	June 30, 2016
Income tax expense (benefit) at statutory rate	$(16,877)	(5,461)
Change in valuation allowance	16,877	5,461
Income tax expense	$—	$—

Net deferred tax assets consist of the following components as of June 30, 2017 and June 30, 2016

	For the Year Ended
	June 30, 2017	June 30, 2016
Gross deferred tax asset	$22,850	$5,972
Valuation allowance	(22,850)	(5,972)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $67,205 for federal income tax reporting purposes could be subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of June 30, 2017.

NOTE F – SUBSEQUENT EVENT

On July 10, 2017, the Company entered into subscription agreements to sell 20,000 restricted shares of common stock to two private investors for $10,000 ($0.50 per share). The funds will be used for general corporate purposes including the payment of professionals and other service providers. The sale of the shares was arranged outside the United States and was made to two non-United States persons. The Company relied on the exemption from registration provided by Regulation S.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Director and the Chief Executive Officer of the Company handles all aspects of the company.

Based upon that evaluation, the Director and the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2017 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended June 30, 2017 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Director and Chief Executive Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2017 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

The name, address, age and position of our officer and director is set forth below:

Name and Address	Age	Position(s)

Elaine Wan Yin Ling	49	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary, Treasurer, and Director

Omri Revivo has held the position of Director and officer since March 19, 2014. On June 14, 2017, Elaine Wan Yin Ling was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors of our company. On June 14, 2017, Omri Revivo resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors. of our company.

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

Omri Revivo (resigned)

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

Elaine Wan Yin Ling

Elaine Wan, graduated from the University Of Management & Technology in Arlington, Virginia in 2010. Ms. Wan currently has been the Director of Full Yick International Limited located in Hong Kong since May of 2017. Prior to her position she was Director at On Chi Ceramic Technology Limited in Hong Kong since 2014 and continues to serve as a Director. She is also director of Jiayu Insurance Finance Limited in Hong Kong since 2016 and Director of Shine Spread Limited in Hong Kong since 2007.

Ms. Wan has extensive experience in managing and consulting and will be great asset to our company.

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

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2017 and 2016, the compensation awarded to, paid to, or earned by, our officer and director.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Omri Revivo, former sole officer and director	2017	—	—	—	—	—	—	—	—
Omri Revivo, former sole officer and director	2016	—	—	—	—	—	—	—	—
Elaine Wan Yin Ling, sole officer and director	2017	—	—	—	—	—	—	—	—

Currently, of our officer and director is being not compensated for his services during the development stage of our business operations, and is not considered to be an employee of the Company.

We have not paid any salaries in 2017, and we do not anticipate paying any salaries at any time in 2017. We will not begin paying salaries until we have adequate funds to do so.

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

Compensation of Directors

Our director has not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended June 30, 2017 and 2016, there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

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

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Common	Elaine Wan Yin Ling	5,250,000	73%

Common	Directors and Officers as a Group (1 individual)	5,250,000	73%

(1)	The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly.

(3)	Based on 7,250,000 shares issued and outstanding as of June 30, 2017.

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

On February 19, 2015, 5,250,000 shares of Wigi4You’s common stock were issued to one shareholder.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Audit Fees and Audit Related Fees	$12,500	$8,900
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$12,500	$8,900

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIGI4YOU, INC.

DATED: October 09, 2017	By: /s/ Elaine Wan Yin Ling _________
Elaine Wan Yin Ling
President (Principal Executive Officer) Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors

