Form 10-Q
period 2017-09-30
WIGI4YOU, INC.
filed 2017-11-08
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Phone: (702)360-0652

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2017 the registrant had 7,270,000 issued and outstanding shares of common stock.

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

1

Wigi4You, Inc.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wigi4You, Inc.

3

Wigi4You, Inc
CONSOLIDATED BALANCE SHEETS
Sept 30, 2017 and June 30, 2017

	Sept 30,	June 30,
	2017	2017

ASSETS
Current assets
Cash and Cash Equivalents	$16,992	$30
Prepaid expense	5,900	790

Total current assets	22,892	820

Total assets	$22,892	$820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	3,500	6,500
Due to related party	18,940	555

Total current liabilities	22,440	7,055

Commitments and contingencies

Stockholders' equity
Common stock: $0.001 par value, 75,000,000 shares authorized, 7,270,000 and 7,250,000 shares issued and outstanding as of Sept 30, 2017 and 30 Jun 2017	$7,270	$7,250
Additional paid-in capital	63,700	53,720
Common stock subscribed	—	—
Accumulated deficit	(70,518)	(67,205)

Total stockholders’ equity	452	(6,235)

Total liabilities and stockholders’ equity	$22,892	$820

Wigi4You, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2017 and 2016
(Unaudited)

	For the Three Months Ended
	September 30,
	2017	2016

Revenue	$12,821	$—
Cost of Sales	10,257	—

Gross Profit	2,564	—

Expenses
General and administrative expense	2,260	1,402
Professional fee	3,617	3,000

Total expenses	5,877	4,402

Net Profit / (loss)	$(3,313)	$(4,402)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	7,267,826	5,445,652

Wigi4You, Inc
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three month ended and year ended September 30, 2017 and Jun 30, 2017 and 2016
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subscribed	Equity
Balance at June 30, 2015	5,250,000	$5,250	$15,720	$(1,503)	$—	$19,467

Share application money received	—	—	—	—	31,000	31,000
Net loss for the year ended	—	—	—	(16,063)	—	(16,063)

Balance at June 30, 2016	5,250,000	$5,250	$15,720	$(17,566)	$31,000	$34,404

Share application money received	—	—	—	—	9,000	9,000
Common stock issued for cash	2,000,000	2,000	38,000	—	(40,000)	—
Net loss for the year ended	—	—	—	(49,639)	—	(49,639)

Balance at June 30, 2017	7,250,000	$7,250	$53,720	$(67,205)	$—	$(6,235)

Share application money received					10,000	10,000
Common stock issued for cash	20,000	20	9,980		(10,000)
Net loss for the period ended September 30, 2017	—	—	—	(3,313)	—	(3,313)

Balance at September 30, 2017	7,270,000	$7,270	$63,700	$(70,518)	—	$452

Wigi4You, Inc
STATEMENT OF CASH FLOWS
For the three months ended September 30, 2017 and 2016
(Unaudited)

	For the three months
	ended September 30,
	2017	2016
Cash flow from operating activities
Net Profit / (loss)	$(3,313)	$(4,402)

Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable		3,000
Increase (Decrease) in due to related party	18,385
Increase (Decrease) in prepaid expense	(5,110)	(4,601)
Increase (Decrease) in accrued expense	(3,000)	—

Net cash used in operating activities	$6,962	$(6,003)

Cash flows from investing activities	$—	$—

Cash flow from financing activities
Proceeds from stock issued or to be issued	10,000	9,000

Net cash provided by (used in) financing activities	$10,000	$9,000

Net increase/(decrease) in cash	16,962	2,997

Cash at beginning of period	30	34,369

Cash at end of period	$16,992	$37,366

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

WIGI4YOU, INC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

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

Organization, Nature of Business and Trade Name

Wigi4you, Inc. (the Company) was incorporated in the State of Nevada on March 19, 2014. Wigi4you, Inc. intended to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada. The Company's subsidiary intend to give services of information technology in preliminary stage.

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

Basis of Presentation

The unaudited financial statements for the period ended September 30, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three months ended September 30, 2017, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending June 30, 2018. The balance sheet at June 30, 2017 has been derived from the audited financial statements at that date.

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

The Company has been in the developmental stage since inception. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

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

As of September 30, 2017 and June 30, 2017, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Capital Stock

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Seven Million Two Hundred and Seventy Thousand (7,270,000) shares, Seven Million Two Hundred and Fifty Thousand (7,250,000) shares and Five Million Two Hundred and Fifty Thousand (5,250,000) shares of common stock were issued and outstanding as of September 30, 2017, June 30, 2017 and June 30, 2016, respectively.

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

The Company has derived some incomes from the trading activities and incurred a working capital deficit, and an accumulated deficit of approximately $70,518. This condition among others raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE C – COMMON STOCK

The Company has authorized Seventy Five Million (75,000,000) shares of common stock with a par value of $0.001. Seven Million Two Hundred and Seventy Thousand (7,270,000) shares, Seven Million Two Hundred and Fifty Thousand (7,250,000) shares and Five Million Two Hundred and Fifty Thousand (5,250,000) shares of common stock were issued and outstanding as of September 30, 2017, June 30, 2017 and June 30, 2016, respectively.

NOTE D – RELATED PARTY TRANSACTIONS

On July 22, 2014, a Director of the company paid $555 to Thomas Puzzo towards his accounts payable due. The loan is unsecured, non-interest bearing, and due on demand.

On February 19, 2015, Company issued 5,250,000 Common Shares to the director of the company at $0.004 per share for cash proceeds of $21,000.

On July 10, 2017, Company issued 20,000 shares of Common Stock to two non-United States investors at $0.5 per share for cash proceeds of $10,000.

On 30 September, 2017, the balance $18,385 of the loan account of the Director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and due on demand.

NOTE E– SUBSEQUENT EVENT

There is no significant event requiring disclosures.

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

On June 14, 2017, Elaine Wan Yin Ling was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors of our company. On June 14, 2017, Omri Revivo resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors of our company. The Company is looking for suitable candidates to join the management teams so as to segregate the above duties.

Wigi4You has only limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities and loans from our corporate officer and director for funding.

Wigi4You has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Wigi4You, its director, officer, and affiliates have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger. The Company has no promoters.

Business Plan

In this quarter, the Company has derived some incidental incomes from the trading activities.  Nevertheless, the Company is planning to acquire a new business in the development of self-help photo kiosks, which is to be implemented at major convenient locations, such as shopping mall, buildings nearby subway station, etc. to attract customers to use the service.  Arising from the growing needs of identity verification and photos for official processing of formal permit applications (e.g. such as driving license, individual identification card, passport and visa application, and etc.),  the new business will implement an innovative photo kiosks in major locations in cities to provide economic and convenient self-help service. This type of mini photo kiosks provides a one stop self-help service center to allow the customers to apply varieties of permits through a simple process from the identity verification, photo taking, document scanning, electronic signature to making payment.

The management is still investigating the potential of the new business opportunities in this area and believes that this new kiosks business will bring profitable business revenue to Wigi4You, particularly when the numbers of units are multiplied in major cities in China in the future.  The management will have further announcements when there are further developments in these new business opportunities in the future.

Principal Products, Services and Their Markets

Status of Publicly Announced New Products or Services

Wigi4You currently has no new publicly announced products or services.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan currently which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

None

Research and Development Activities and Costs

We have spent no time on specialized research and development activities.

Number of Employees

Wigi4You has no employees. Our sole officer and director is donating her time to the development of the Company, and intends to do whatever work is necessary in order to bring us to the point of earning revenues. We have no other employees and where necessary in expanding the Company’s business, the Company may consider hiring additional employees.

Plan of Operation

Wigi4you have limited business activity to generate revenue in preliminary stages and also no significant assets. Our executive offices are located at Unit 301-302, 3/F, Austin Tower, 152 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong. The office is a location at which the Company receives mail, has office services and can hold meetings. Our officer, Ms. Wan Yin Ling, Elaine, works on Company business in Hong Kong.

Results of Operations

Comparison for the Three Months Ended September 30, 2017 and 2016

Revenues

During the three months ended Sept 30, 2017, we have derived income of $12,821 (2016: Nil).

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2017 is $5,877 and for the three months ended September 30, 2016 is $4,402. Operating expenses for the three months ended September 30, 2017 consist of General and Administrative Expense $2,260 and Professional Fee $3,617. Operating expenses for the three months ended September 30, 2016 consist of General and Administrative Expense $1,402 and Professional fee $3,000.

Net Profit / Loss

During the three months ended Sept 30, 2017 and 2016 the company recognized net losses $3,313 and $4,402, respectively.

Liquidity and Capital Resources

On September 30, 2017, we had total current assets of $22,892 which consist of $16,992 in Cash, and $5,900 in prepaid expense. We had total current liabilities of $22,440, which consist of $18,940 due to related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party.  Net cash provided by financing activities for the three months ended September 30, 2017 was $10,000, which consist of proceeds for common stock issued $10,000. During the three months ended September 30, 2016 net cash provided by financing activities was $9,000, which consist of common stock to be issued $9,000

We have limited business activity to generate revenue in preliminary stages from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.   We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net loss since our inception on March 19, 2014 through September 30, 2017 totaling $70,518 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2017, our Company's disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

WIGI4YOU, INC.

DATED: November 2, 2017	By: Ms. Wan Yin Ling_____________
Ms. Wan Yin Ling
President (Principal Executive Officer) Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer), Treasurer, Secretary and Member of the Board of Directors

