Form 10-Q
period 2017-12-31
WIGI4YOU, INC.
filed 2018-02-20
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-206450

WIGI4YOU, INC.
(Name of registrant in its charter)

Nevada	82-1063313
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1980 Festival Plaza Drive Suite 530

Las Vegas, NV 89135

(Address of principal executive offices)

Phone: (702)360-0652

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2017 the registrant had 10,270,000 issued and outstanding shares of common stock.

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

Factors that might cause these differences include the following:

•	the integration of multiple technologies and programs;

•	the ability to successfully complete development and commercialization of sites and our company’s expectations regarding market growth;

•	changes in existing and potential relationships with collaborative partners;

•	the ability to retain certain members of management;

•	our expectations regarding general and administrative expenses;

•	our expectations regarding cash balances, capital requirements, anticipated revenue and expenses, including infrastructure expenses;

•	other factors detailed from time to time in filings with the SEC.

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

2

Wigi4You, Inc.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wigi4You, Inc.

Wigi4You, Inc
Condensed Consolidated Interim Balance Sheets
December 31, 2017 and June 30, 2017

	December 31,	June 30,
	2017	2017
	(Unaudited)

ASSETS
Current assets
Cash	$4,898	$30
Account Receivable	994	-
Prepaid expense	22,466	790

Total current assets	28,358	820

Non-current assets
Intangible asset (Note 4)	128,700	-

Total non-current assets	128,700	-

Total assets	$157,058	$820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,485	$6,500
Due to related party (Note 6)	118,620	555

Total current liabilities	121,105	7,055

Going Concern (Note 3)

Stockholders’ equity
Authorized: 75,000,000 common shares, $0.001 par value Issued: 10,270,000, and 7,250,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017	10,270	7,250
Additional paid-in capital	189,400	53,720
Accumulated deficit	(163,717)	(67,205)

Total stockholders’ equity	35,953	(6,235)

Total liabilities and stockholders’ equity	$157,058	$820

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Wigi4You, Inc
Condensed Consolidated Interim Statements of Operations
For the three and six months ended December 31, 2017 and 2016
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenue	$994	$-	$13,815	$-
Cost of sales	-	-	10,256	-

Gross profit	994	-	3,559	-

Non-operating income	555	-	555	-

Total income	1,549	-	4,114	-

Expenses
General and administrative expense	94,437	15,603	100,314	20,005
Finance expense	312	-	312	-

Total expenses	94,749	15,603	100,626	20,005

Net loss	$(93,200)	$(15,603)	$(96,512)	$(20,005)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	7,718,641	7,250,000	7,718,641	6,347,826

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Wigi4You, Inc
Condensed Consolidated Interim Statement of Stockholders’ Equity
For the six month ended December 31, 2017 and year ended June 30, 2017
(Unaudited)

	Common Stock ($0.001 par value)		Additional Paid-in	Accumulated	Common Stock	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subscribed	Equity
Balance at June 30, 2016	5,250,000	$5,250	$15,720	$(17,566)	$31,000	$34,404

Share application money received	-	-	-	-	9,000	9,000
Common stock issued for cash	2,000,000	2,000	38,000	-	(40,000)	-
Net loss for the year ended	-	-	-	(49,639)	-	(49,639)

Balance at June 30, 2017	7,250,000	$7,250	$53,720	$(67,205)	$-	$(6,235)

Common stock issued for cash	20,000	20	9,980	-	-	10,000
Common stock issued in exchange for investment	3,000,000	3,000	125,700	-	-	128,700

Net loss for the period ended December 31, 2017	-	-	-	(96,512)	-	(96,512)

Balance at December 31, 2017	10,270,000	$10,270	$189,400	$(163,717)	-	$35,953

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Wigi4You, Inc
Condensed Consolidated Interim Statements of Cash Flows
For the six months ended December 31, 2017 and 2016
(Unaudited)

	For the six months
	ended December 31,
	2017	2016
Cash flow from operating activities
Net loss	$(96,512)	$(20,005)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	(994)	(12,000)
(Increase) Decrease in prepaid expense	(21,676)	(3,118)
Increase (Decrease) in accrued expense	(4,015)	-
Increase (Decrease) in due to related party	118,065	-

Net cash used in operating activities	(5,132)	(35,123)

Cash flow from financing activities
Proceeds from stock issued or to be issued	10,000	9,000

Net cash provided by (used in) financing activities	10,000	9,000

Net increase/(decrease) in cash	4,868	(26,123)

Cash, at beginning of period	30	34,369

Cash, at end of period	$4,898	$8,246

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

WIGI4YOU, INC

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Wigi4you, Inc. (the Company or Wigi4you) was incorporated in the State of Nevada on March 19, 2014. Wigi4you had intended to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada. However, Wigi4You changed its business plan in 2017 and is currently planning to pursue the business in having self-help photo kiosks to be implemented at major convenient locations, such as shopping mall, buildings near subway stations, etc. to attract customers to use the service. The main revenue for these businesses will be generated from the self-help photo kiosks at which one can do photo printing, Wechat printing, game commemorative photos, copying documents, etc.

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project (“Project”), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. (“Alipay”) collection code system. As a part of the agreement, the Company will share 10% of expenses and profit on the Project (See Note 4).

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Wigi4you is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Basis of Presentation

The unaudited financial statements for the period ended December 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the balance sheet as of December 31, 2017 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the period ended December 31, 2017, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending June 30, 2018.

These unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2017.

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for Wigi4you, Inc. and its wholly-owned subsidiaries, Splendor Radiant Corporation, A Jia Creative Holdings Limited, and Guangzhou Shengjia Trading Co., Ltd. Intercompany transactions and balances have been eliminated in consolidation.

Presentation Currency

The Company’s presentation and functional currency is US Dollars (US$). The functional currency of the Company’s subsidiaries, Splendor Radiant Corporation and A Jia Creative Holdings Limited, are in Hong Kong Dollars (“HK$”), and Shengjia Trading Co., Ltd., in Chinese Renminbi (RMB), respectively. All assets and liabilities of the Company are translated into Canadian dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation adjustments are included in accumulated other comprehensive income.

Gains or losses resulting from transactions denominated in foreign currencies are included in net loss on the statement of operations as incurred. Exchange gains or losses arising from foreign currency transactions are included in the determination of other comprehensive income for the respective periods.

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

For the Company’s self-serve kiosks, revenue is recognized when each kiosk satisfies the performance obligation by transferring control of the promised goods or services to the customer.

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

Collaborative arrangements

On December 1, 2017 the Company entered into an agreement with Guangzhou Renhai Technology Co. Ltd. (“Renhai”). Renhai is a service provider involved in a project named “Collection Code” with the sponsor, Alipay (China) Network Technology Co., Ltd. (“Alipay”) (known as the “Project”).

The Company has evaluated the Renhai agreement and determined that it is a collaborative arrangement under FASB ASC Topic 808, Collaborative Arrangements and that Renhai is the principal participant; therefore, the Company will record costs incurred and revenue generated from third parties based on the percentage earned in the financial statements. The Company will re-evaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent on the ultimate commercial success of the endeavor.

The purpose of the Project is to improve the marketability and market penetration of Alipay’s collection code system. Alipay is a mobile phone app owned by Alibaba Group Holding Ltd. Alipay is principally an online payment tool being used in the People’s Republic of China (“PRC”). The Project shall earn revenues by successfully marketing and attracting users to the Alipay mobile app. The Company is responsible for improving the marketability and market penetration of the Project and is entitled to 10% of net profits earned by the Project.

See note 4 and note 5 for impacts that relate to this agreement.

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

As of December 31, 2017, the carrying value of cash, accounts receivable, accrued expenses and due to related parties approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

As of December 31, 2017, the Company had a working capital deficit of $92,747, and an accumulated deficit of $163,717. This condition among others raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with app development. The Company may experience a cash shortfall and be required to raise additional capital.

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

In the past year, the Company funded operations by using cash proceeds received through the issuance of common stock. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through its operations.

NOTE 4 – COLLABORATIVE AGREEMENT

As part of the arrangement with Renhai, the Company exchanged 3,000,000 shares representing 30% of the Company’s common stock at the time of issuance for a ten percent (10%) ownership interest in the Project for a fair value of $128,700 estimated using a discounted future cash flow valuation model. The significant assumptions are the discount rate of 24% and a term of 3 years. The assumptions represent managements best estimate based on the information available.

The total value of common shares of $128,700 is being amortized over the expected measurement period through December 1, 2020. The unamortized fair value has been recorded as an intangible asset as of December 31, 2017.

NOTE 5 – COMMON STOCK

On July 10, 2017, Company issued 20,000 shares of Common Stock at $0.50 per share for cash proceeds of $10,000.

On December 1, 2017, the Company exchange 3,000,000 shares of its common stock at a value of $128,700 to acquire 10% ownership of the Project (See Note 4). This amount has been recorded as an intangible asset.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2017, the Company has a due to related parties balance of $118,620 through advances from shareholders. The advances are unsecured, non-interest bearing, and due on demand.

NOTE 7– SUBSEQUENT EVENT

There is no significant event requiring disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition And Results Of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS INTERIM REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS INTERIM REPORT.

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

Overview

Business Development

Wigi4You, Inc. (the “Company”) was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company's administrative address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. The telephone number is: (702) 360-0652.

On June 14, 2017, Ms. Yin Ling (Elaine) Wan was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors of our company. On June 14, 2017, Omri Revivo resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors of our company.

On November 24, 2017 the Board of Directors accepted the resignation of Ms. Yin Ling (Elaine) Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director; Mr. Wai Hing (Samuel) Lai was elected as Chief Financial Officer; Shun Ching (Dickson) Wong was elected as a Director; Ms. Sin Kei (Stella) Hui was elected as a Director; Ms. Kiu Chung (Jacqueline) Tang was elected as Chief Operating Officer; Mr. Jeffrey Steward Firestone was elected as Director and Vice President of Investor Relations; Dr. Kwai Lam (Terence) Wong was elected as Vice President of Investor Relations and Ms. Yin Ling (Elaine) Wan was elected as Director, Secretary and Treasurer.

On December 1, 2017, the Company exchange 3,000,000 shares of its common stock for a ten percent (10%) ownership interest in a collection code project ("Project"), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. ("Alipay") collection code system. Alipay is a PRC company. The ownership interest will be acquired through the Company’s wholly owned subsidiary, Guangzhou Shengjia Trading Co., Ltd., a corporation organized under the laws of PRC.

Business Plan

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project ("Project"), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. ("Alipay") collection code system. The Company plans to acquire additional interest in this project as the project develops.

In addition to the Alipay collection code project, the Company is planning to acquire a business in the development of self-help photo kiosks, which is to be implemented at major convenient locations, such as shopping mall, buildings nearby subway station, etc. to attract customers to use the service. Arising from the growing needs of identity verification and photos for official processing of formal permit applications (e.g. such as driving license, individual identification card, passport and visa application, and etc.), this new business will implement innovative photo kiosks in major locations in cities to provide economic and convenient self-help service. This type of mini photo kiosks provides a one stop self-help service center to allow the customers to apply varieties of permits through a simple process from the identity verification, photo taking, document scanning, electronic signature to making payment.

The management continues to evaluate the potential of this new self-help photo kiosk business opportunity and believes that this new kiosk business will bring profitable business revenue to the Company as the number of units grows in major cities in China in the future.

The management will have further announcements when there are further developments in these new business opportunities in the future.

Plan of Operation

Our executive and operating office is located at Unit 301-302, 3/F, Austin Tower, 152 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our management team is located at this office and will have to travel to China regularly to pursue the development of its businesses.

Results of Operations

Comparison for the Three Months Ended December 31, 2017 and 2016

Revenues

During the three months ended December 31, 2017, the Company had revenue of $994 (2016: Nil).

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2017 were $94,749 compared to $15,603 for the three months ended December 31, 2016. Operating expenses for the three months ended December 31, 2017 consist of general and administrative expense of $94,437, which includes professional, consulting and filing fees, and finance expenses of $312. Operating expenses for the three months ended December 31, 2016 consist of only general and administrative expense $15,603.

Net Profit / Loss

During the three months ended December 31, 2017 and 2016 the Company had net losses of $93,200 and $15,603, respectively.

Comparison for the Six Months Ended December 31, 2017 and 2016

Revenues

During the six months ended December 31, 2017, the Company had revenue of $13,815 (2016: Nil).

Operating Expenses

The Company’s operating expenses for the six months ended December 31, 2017 were $100,626 compared to $20,005 for the six months ended December 31, 2016. Operating expenses for the six months ended December 31, 2017 consist of general and administrative expense of $100,314, which includes professional, consulting and filing fees, and finance expenses of $312. Operating expenses for the six months ended December 31, 2016 consist of general and administrative expense of $20,005.

Net Profit / Loss

During the six months ended December 31, 2017 and 2016 the Company had net losses of $96,512 and $20,005, respectively.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2017 was $5,132 compared to $35,123 for the six months ended December 31, 2016, a decrease of $29,991. The net cash used in operating activities for the six months ended December 31, 2017 are mainly attributed to the net loss of $96,512, an increase of $21,676 in prepaid expenses and an increase of $118,065 in due to related party.

Cash Used in Investing Activities

There was no cash used in or provided from investing activities for six months ended December 31, 2017 and 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2017 and 2016 were $10,000 and $9,000, respectively. The net cash provided by financing activities are mainly attributed to the proceed received from issuance of the Company’s common stock.

Liquidity and Capital Resources

On December 31, 2017, the Company had total current assets of $28,358, which consists of $4,898 in cash, $994 in account receivables and $22,466 in prepaid expense, and had total current liabilities of $121,105, which consists of $2,485 in accrued expenses and $118,620 in due to related party.

As at December 31, 2017, the amounts due to related party were $118,620 compared to $555 as at June 30, 2016. The amounts were unsecured, interest free and have no fixed terms of repayment.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party. While we will continue to seek out additional capital, there is no assurance that we will be successful in securing additional capital. We recognize that we are dependent on the ability of our management team to obtain the necessary working capital required.

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

Going Concern

We have incurred net losses since our inception on March 19, 2014. We anticipate incurring additional losses before realizing substantial growth in revenue and will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

We identified the following deficiencies which together constitute material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017:

1.	Inadequate number of personnel that could accurately and timely record and report the Company's financial statements in accordance with GAAP.

2.	We have not performed a risk assessment and mapped our processes to control objectives.

3.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.

The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

________

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

WIGI4YOU, INC.

DATED: February 20, 2018	By:	/s/ Zhi Qiang Liang
Zhi Qiang Laing
President
Chief Executive Officer

