Form 10-Q
period 2018-03-31
Ajia Innogroup Holdings, Ltd.
filed 2018-05-14
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-206450

AJIA INNOGROUP HOLDINGS, LTD.
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

As of March 31, 2018 the registrant had 10,270,000 issued and outstanding shares of common stock.

Ajia Innogroup Holdings, Ltd.

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

2

Ajia Innogroup Holdings, Ltd.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Ajia Innogroup Holdings, Ltd.

Formerly “Wigi4You, Inc.”

Ajia Innogroup Holdings Limited
Formerly “Wigi4You, Inc.”
Condensed Consolidated Interim Balance Sheets
March 31, 2018 and June 30, 2017
(Unaudited)

	March 31,	June 30,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$3,709	$30
Account receivable	2,601
Prepaid expense	2,958	790
Total current assets	9,268	820

Non-current assets
Intangible asset (Note 4)	117,975	-

Total non-current assets	117,975	-

Total assets	$127,243	$820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$4,375	$6,500
Due to related party (Note 7)	88,953	555
Total current liabilities	93,328	7,055

Stockholders' equity
Authorized:
Preferred Stock: 100,000,000 preferred shares, $0.001 par value
Common Stock: 500,000,000 common shares, $0.001 par value
Issued:
Common Stock: 10,270,000 and 7,250,000 shares issued and outstanding as of March 31, 2018 and June 30 2017	10,270	7,250
Additional paid-in capital	189,400	53,720
Accumulated deficit	(165,827)	(67,205)
Accumulated other comprehensive income	72	-
Total stockholders’ equity	33,915	(6,235)

Total liabilities and stockholders’ equity	$127,243	$820

The accompanying notes are an integral part of these financial statements.

Ajia Innogroup Holdings Limited
Formerly “Wigi4You, Inc.”
Condensed Consolidated Interim Statements of Operations
For the three and nine months ended March 31, 2018 and 2017
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenue (Note 5)	$91,499	$-	$105,314	$-
Cost of Sales	-	-	10,256	-
Gross Profit	91,499	-	95,058	-
Non-operating income	2	-	557	-
Total income	91,501	-	95,615	-

Expenses
General and administrative expenses	82,658	5,996	182,972	26,001
Amortization	10,725	-	10,725	-
Finance expenses	228	-	540	-
Total expenses	93,611	5,996	194,237	26,001

Net loss	(2,110)	(5,996)	(98,622)	(26,001)

Foreign currency adjustment	72	-	72	-
Comprehensive Income	$(2,038)	$-	$(98,550)	$(26,001)

Basic and diluted loss per common share	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,556,679	7,250,000	8,556,679	6,644,161

The accompanying notes are an integral part of these financial statements.

Ajia Innogroup Holdings Limited
Formerly “Wigi4You, Inc.”
Condensed Consolidated Interim Statement of Stockholders' Equity
For the nine months ended March 31, 2018 and year ended Jun 30, 2017
(Unaudited)
						Accumulated
	Common Stock		Additional		Common	Other	Total
	($0.001 par value)		Paid-in	Accumulated	Stock	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Subscribed	Income	Equity
Balance at June 30, 2016	5,250,000	$5,250	$15,720	$(17,566)	$31,000	$-	$34,404

Share application money received	-	-	-	-	9,000	-	9,000
Common stock issued for cash	2,000,000	2,000	38,000	-	(40,000)		-
Net loss for the year ended	-	-	-	(49,639)	-	-	(49,639)
Balance at June 30, 2017	7,250,000	$7,250	$53,720	$(67,205)	$-	$-	$(6,235)

Common stock issued for cash	20,000	20	9,980	-	-	-	10,000
Common stock issued in exchange for investment (Note 4)	3,000,000	3,000	125,700	-	-	-	128,700
Comprehensive loss for the period ended March 31, 2018	-	-	-	(98,622)	-	72	(98,550)
Balance at March 31, 2018	10,270,000	$10,270	$189,400	$(165,827)	$-	$72	$33,915

The accompanying notes are an integral part of these financial statements.

Ajia Innogroup Holdings Limited
Formerly “Wigi4You, Inc.”
Condensed Consolidated Interim Statements of Cash Flows
For the nine months ended March 31, 2018 and 2017
(Unaudited)

	For the nine months
	ended March 31,
	2018	2017
Cash flow from operating activities
Net loss	$(98,622)	$(26,001)
Item not affecting cash:
Amortization	10,725	-

Changes in Operating Assets and Liabilities:
(Increase) decrease in accounts receivable	(2,601)	-
(Increase) decrease in prepaid expense	(2,168)	(1,667)
Increase (decrease) in due to related party	88,398	-
Increase (decrease) in accrued expense	(2,125)	-
Net cash used in operating activities	(6,393)	(27,668)

Cash flow from financing activities
Proceeds from stock issued or to be issued	10,000	9,000
Net cash provided by financing activities	10,000	9,000

Net increase/(decrease) in cash	3,607	(18,668)

Effect of foreign translation on cash	72	-

Cash at beginning of period	30	34,369

Cash at end of period	$3,709	$15,701

The accompanying notes are an integral part of these financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

FORMERLY “WIGI4YOU, INC.”

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three and nine months ended March 31, 2018 and 2017

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Ajia Innogroup Holdings, Ltd., formerly “Wigi4you, Inc.” (the “Company” or “Ajia”) was incorporated in the State of Nevada on March 19, 2014. The Company had intended to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada. However, The Company changed its business plan in 2017 and is currently planning to pursue the business in having self-help photo kiosks to be implemented at major convenient locations, such as shopping mall, buildings near subway stations, etc. to attract customers to use the service. In addition, the Company provides system development consulting and training services. The main revenue for these businesses will be generated from the self-help photo kiosks at which one can do photo printing, Wechat printing, game commemorative photos, copying documents, etc., as well as from consulting contracts.

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project ("Project"), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. ("Alipay") collection code system. As a part of the agreement, the Company will share 10% of expenses and profit on the Project (See Note 4).

On April 25, 2018, the Company announced that its wholly owned subsidiary, Guangzhou Shengjia Trading Co., Ltd. of Guangzhou, China (“Shengjia”) has entered into an agreement with Guangzhou Renhai Network Technology Co., Ltd. (“Renhai”) in which Shengjia would replace its 10% interest in the Alipay payment code business development project (“Alipay Project”) (See Note 4), with a 30% interest of Renhai’s new China Mobile project. Renhai has recently reached an agreement with China Mobile Communications Corporation (“China Mobile”) whereby Renhai and China Mobile are to sign an agreement appointing Renhai as one of China Mobile’s marketers in promoting China Mobile’s business products for the period from April 1, 2018 to September 30, 2018. Renhai’s China Mobile agreement will be extended once certain business targets are fulfilled. (See Note 8).

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of The Company is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Basis of Presentation

The unaudited financial statements for the period ended March 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the balance sheet as of March 31, 2018 and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the period ended March 31, 2018, are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending June 30, 2018.

These unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2017.

Principles of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows for the Company and its wholly-owned subsidiaries, Splendor Radiant Corporation, A Jia Creative Holdings Limited, and Guangzhou Shengjia Trading Co., Ltd. Intercompany transactions and balances have been eliminated in consolidation.

Presentation Currency

The Company’s presentation and functional currency is US Dollars (US$). The functional currency of the Company’s subsidiaries, Splendor Radiant Corporation and A Jia Creative Holdings Limited, are in Hong Kong Dollars dollars (“HK$”), and Shengjia Trading Co., Ltd., in Chinese Renminbi (RMB), respectively. All assets and liabilities of the Company are translated into US dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation adjustments are included in accumulated other comprehensive income.

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

For the Company’s business in catering system development and training, monthly revenue is recognized when the Company satisfies its obligation by transferring control of the promised goods or performance of services to the customer.

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

The purpose of the Project is to improve the marketability and market penetration of Alipay’s collection code system. Alipay is a mobile phone app owned by Alibaba Group Holding Ltd. Alipay is principally an online payment tool which is one of the apps most people in the People’s Republic of China (“PRC”) are using. The Project shall earn revenues by successfully marketing and attracting users to the Alipay mobile app. The Company is responsible for improving the marketability and market penetration of the Project and is entitled to 10% of net profits earned by the Project.

See note 4 and note 6 for impacts that relate to this agreement.

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

As of March 31, 2018, the carrying value of cash, accounts receivable, accrued expenses and due to related party are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

As of March 31, 2018, the Company had a working capital deficit of $84,060, and an accumulated deficit of $165,827. This condition among others raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – COLLABORATIVE AGREEMENT

As part of the arrangement with Renhai, the Company exchanged 3,000,000 shares representing 30% of the Company’s common stock at the time of issuance for a ten percent (10%) ownership interest in the Project for a fair value of $128,700 estimated using a discounted future cash flow valuation model. The significant assumptions are the discount rate of 24% and a term of 4 years. The assumptions represent managements best estimate based on the information available.

The total value of common shares of $128,700 is being amortized over the expected measurement period through December 1, 2020. As of March 31, 2018, $10,725 of amortization have been recorded and the unamortized fair value has been recorded as an intangible asset.

This arrangement has been superseded by the agreement with Guangzhou Renhai Network Technology Co., Ltd. subsequent to the end of the period (See Note 8).

NOTE 5 – REVENUE

During the period, the Company’s wholly owned subsidiary, Ajia Creative Holdings Limited, has entered into two consulting contracts with two third party clients, namely Heartful Blessing Catering Investment Limited and Shichirin Food and Beverage Corporation Limited (collectively referred as “the Clients”). These two contracts provide the Company a monthly revenue of US$20,000 and US$10,000 respectively for six months commencing from January 2018 to June 2018. The purpose of the contracts is to develop a catering order system and related training to the Clients.

The software system used to develop the catering order system is provided by Guangzhou Renhai Network Technology Co., Ltd. The Company has signed a software license agreement with Renhai providing the Company the right to use the Renhai software system. While this software system is being tested during an initial trial period, the Company is not required to pay any fee for using the software system during this trial period.

NOTE 6 – COMMON STOCK

On July 10, 2017, Company issued 20,000 share of Common Stock at $0.50 per share for cash proceeds of $10,000.

On December 1, 2017, the Company exchanged 3,000,000 shares of its common stock at a value of $128,700 to acquire 10% ownership of the Project (See Note 4). This amount has been recorded as an intangible asset.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2018, the Company has a due to related parties balance of $88,953 through advances from shareholders. The advances are unsecured, non-interest bearing, and due on demand.

NOTE 8 – SUBSEQUENT EVENT

On April 25, 2018, the Company announced that its wholly owned subsidiary, Guangzhou Shengjia Trading Co., Ltd. of Guangzhou, China (“Shengjia”) has entered into an agreement with Guangzhou Renhai Network Technology Co., Ltd., in which Shengjia would replace its 10% interest in the Alipay payment code business development project (“Alipay Project”) (See Note 4), with a 30% interest of Renhai’s new China Mobile project. Renhai has recently reached an agreement with China Mobile Communications Corporation (“China Mobile”) whereby Renhai and China Mobile are to sign an agreement appointing Renhai as one of China Mobile’s marketers in promoting China Mobile’s business products for the period from April 1, 2018 to September 30, 2018. Renhai’s China Mobile agreement will be extended once certain business targets are fulfilled. The reason for the replacement is primarily due to significant changes in China’s regulations and practices and these changes have negatively impacted the financial performance of the Alipay Project.

Renhai will maintain a 70% interest of the China Mobile project and will be responsible for the management and overall supervision of the project, and Shengjia will carry out various support functions.

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

On April 9, 2018, the Company announced that the name of Wigi4You, Inc. has been changed to Ajia Innogroup Holdings, Ltd., and its trading symbol has been changed to “AJIA”.

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

Results of Operations

Comparison for the Three Months Ended March 31, 2018 and 2017

Revenues

During the three months ended March 31, 2018, the Company had revenue of $91,499 (2017: Nil).

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2018 were $93,611 compared to $5,996 for the three months ended March 31, 2017. Operating expenses for the three months ended March 31, 2018 consist of general and administrative expense of $82,658, which includes professional, consulting and filing fees, amortization expense of $10,725 and finance expenses of $228. Operating expenses for the three months ended March 31, 2017 consist of only general and administrative expense $5,996.

Net Profit / Loss

During the three months ended March 31, 2018 the Company had net loss of $2,110 compared to a net loss of $5,996 for the three months ended March 31, 2017.

Comparison for the Nine Months Ended March 31, 2018 and 2017

Revenues

During the nine months ended March 31, 2018, the Company had revenue of $105,314 (2016: Nil).

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2018 were $194,237 compared to $26,001 for the nine months ended March 31, 2017. Operating expenses for the nine months ended March 31, 2018 consist of general and administrative expense of $182,972, which includes professional, consulting and filing fees, amortization expense of $10,725 and finance expenses of $540. Operating expenses for the nine months ended March 31, 2017 consist of general and administrative expense of $26,001.

Net Profit / Loss

During the nine months ended March 31, 2018 and 2017 the Company had net losses of $98,622 and $26,001, respectively.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2018 was $6,393 compared to $27,668 for the nine months ended March 31, 2017, a decrease of $21,275. The net cash used in operating activities for the nine months ended March 31, 2018 are mainly attributed to the net loss of $98,622 and an increase of $88,398 in due to related party.

Cash Used in Investing Activities

There was no cash used in or provided from investing activities for nine months ended March 31, 2018 and 2017.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2018 and 2017 were $10,000 and $9,000, respectively. The net cash provided by financing activities are mainly attributed to the proceeds received from issuance of the Company’s common stock.

Liquidity and Capital Resources

On March 31, 2018, the Company had total current assets of $9,268, which consists of $3,709 in cash or cash equivalents, $2,601 in account receivables and $2,958 in prepaid expense, and had total current liabilities of $93,328, which consists of $4,375 in accrued expenses and $88,953 in due to related party.

As at March 31, 2018, the amounts due to related party were $88,953 compared to $555 as at June 30, 2017. The amounts were unsecured, interest free and have no fixed terms of repayment.

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

Going Concern

We have incurred net losses since our inception on March 19, 2014. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2017 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have not performed a risk assessment and mapped our process to control objective.

2)	We do not have sufficient segregation of duties within our accounting functions.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2018, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

___________

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

AJIA INNOGROUP HOLDINGS, LTD.

DATED: May 14, 2018	By:	/s/ Zhi Qiang Liang
Zhi Qiang Laing
President Chief Executive Officer

