Form 10-K
period 2018-06-30
Ajia Innogroup Holdings, Ltd.
filed 2019-01-17
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2018 the registrant had 10,270,000 issued and outstanding shares of common stock.

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

PART I

Item 1. Business

Overview

Business Development

Ajia Innogroup Holdings, LTD.(the “Company”) was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company's administrative address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. The telephone number is: (702) 360-0652.

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

On December 1, 2017, the Company exchanged 3,000,000 shares of its common stock for a ten percent (10%) ownership interest in a collection code project ("Project"), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. ("Alipay") collection code system. Alipay is a PRC company. The ownership interest will be acquired through the Company’s wholly owned subsidiary, Guangzhou Shengjia Trading Co., Ltd., a corporation organized under the laws of PRC. However, as disclosed in the 8K submitted on April 30, 2018, Shengjia has replaced its 10% interest in the Alipay payment code business development project (“Alipay Project”), announced on December 7, 2017, with a 30% interest in Renhai’s new China Mobile project. Renhai has recently reached an agreement with China Mobile Communications Corporation (“China Mobile”) whereby Renhai and China Mobile are to sign an agreement appointing Renhai as one of China Mobile’s marketers in promoting China Mobile’s business products for the period from April 1, 2018 to September 30, 2018. This replacement was because there was a change in the PRC regulations and practices that had negatively impacted the financial performance of the Alipay Project

Business Plan

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

Principal Products, Services and Their Markets

In last year, our business plan was to create a website and an independent mobile application that enabled consumers to find the best performers, entertainers, bands, speakers and event services easily and which are expected to be accessible for everyone in the United States and Canada. Nevertheless, the management attempts to invest in other IT project and considers acquiring the self-help photo kiosks (and other new business opportunities in the future).

Status of Publicly Announced New Products or Services

Ajia currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Ajia’s Position in the Industry

Ajia intends to establish itself as a competitive company in the market for event planners. Ajia’s main competitors are firms offering similar services.

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

Number of Employees

There is one employee for the Company, responsible for the accounting and general administrative matters. In addition, the Company outsources its financial and management matters to various management consultants during the year.

Place of Operation

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

RISKS ASSOCIATED WITH OUR BUSINESS

Our independent auditors have issued an audit opinion for Ajia which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

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

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized no revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2018 and 2017, was $266,097 and $49,639, respectively, most of which is for professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Although we obtain clients or customers, there is no assurance that we will make a profit.

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

Some of our competitors have significantly greater financial and marketing resources than we do.

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

Other than the shares offered, no other source of capital has been identified or sought. As a result we do not have an alternate source of funds. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financial is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

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

Item 1B. Unresolved Staff Comments.

As of June 30, 2018 there are no unresolved Staff Comments

Item 2. Properties.

Ajia’s corporate address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. Phone: (702) 360-0652 for administrative purposes. Our executive and operating office is located at Unit 301-302, 3/F, Austin Tower, 152 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity

No public market currently exists for shares of our common stock. We intend to contact a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Of the 10,270,000 shares of common stock outstanding as of June 30, 2018, 4,148,296 shares are restricted shares and may only be resold in compliance with Rule 144 of the Securities Act of 1933. As of the date of this Report, we have one (1) stockholder. We have no outstanding shares of common stock or any other securities to which we have granted registration rights.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Prospectus includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of Ajia

Overview

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

Comparison of the Years Ended June 30, 2018 and 2017

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2018 and 2017 were $310,677 and 49,639 respectively. Operating expenses in June 30, 2018 consisted of professional fees of $105,314 and general and administrative expense $146,376. Operating expenses in June 30, 2017 consisted of professional fees of $29,171 and general and administrative expense $20,468.

Net Loss

During the year ended June 30, 2018 and 2017 the Company recognized net losses of $266,097 and $49,639.

Liquidity and Capital Resources

At June 30, 2018 and 2017, we had current assets of $6,184 and $820 which consisting of cash and cash equivalents and prepaid expenses. At June 30, 2018 and 2017, our total current liabilities were $140,281 and $7,055 respectively consisting of accrued expenses and due to related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party. Net cash provided by financing activities for the year ended June 30, 2018 was $113,681, which consist of proceeds for common stock issued. During the year ended June 30, 2017 net cash provided by financing activities was $9,000, which consists of common stock to be issued.

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

We have not yet generated net profits from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Cash Requirements

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated much revenue from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

While the officer and director has generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officer and director and Ajia. During the first year of operations, our officer and director will also provide his labor at no charge.

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

Ajia Innogroup Holdings, LTD.has never been in bankruptcy or receivership.

Office

Ajia has an administrative office is located at 1980 Festival Plaza Drive Suite 530, Las Vegas, Nevada 89135. The telephone number is: (702) 360-0652 .

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide information pursuant to this item.

Item 8. Financial Statements and Supplementary Data.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ajia Innogroup Holdings, Ltd and Subsidiaries (the “Company”) as of June 30, 2018, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ equity for the year ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, during 2018, the Company experienced a net loss of $266,097 and negative cash flows from operations during the year and incurred an accumulated deficit of $333,302 as of June 30, 2018. Management’s plans in regard to this matter are described in Note 2.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ TOTAL ASIA ASSOCIATES PLT

We have served as the Company's auditor since 2018.

Malaysia

January 16, 2019

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

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www.wcpa.co.il

Jerusalem, Israel

September 27, 2017

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,816	$30
Accounts receivable	2,768	-
Prepayments and other receivables	1,600	790

Total current assets	6,184	820

Non-current assets
Plant and equipment, net	886	-

TOTAL ASSETS	$7,070	$820

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other payables and accrued liabilities	$36,045	$6,500
Amount due to a related party	104,236	555

Total current liabilities	140,281	7,055

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued	-
Common stock, $0.001 par value; 500,000,000 and 75,000,000 shares authorized; 10,270,000 and 7,250,000 shares issued and outstanding as of June 30, 2018 and 2017	7,270	7,250
Shares to be cancelled	3,000	-
Additional paid-in capital	189,400	53,720
Accumulated other comprehensive income	421	-
Accumulated deficit	(333,302)	(67,205)

Total stockholders’ deficit	(133,211)	(6,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,070	$820

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2018	2017

Revenues, net	$105,638	$-

Cost of revenue	(61,641)	-

Gross profit	43,997	-

Operating expenses
General and administrative	(146,376)	(20,468)
Professional fee	(105,314)	(29,171)
Impairment loss on intangible assets	(58,987)	-
Total operating expenses	(310,677)	(49,639)

LOSS FROM OPERATIONS	(266,680)	(49,639)

Other income:
Gain from forgiveness of related party loan	580	-
Interest income	3	-
Total other income	583	-

LOSS BEFORE INCOME TAXES	(266,097)	(49,639)

Income tax expense	-	-

NET LOSS	$(266,097)	$(49,639)

Other comprehensive income:
- Foreign currency translation gain	421	-

COMPREHENSIVE LOSS	$(265,676)	$(49,639)

Net loss per share – Basic and diluted	(0.03)	(0.01)

Weighted average common shares outstanding – Basic and diluted	9,011,973	6,795,205

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(266,097)	$(49,639)
Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	69,794	-
Impairment loss on intangible assets	58,987	-
Change in operating assets and liabilities:
Account receivable	(2,768)	-
Prepayments and other receivables	(810)	(200)
Other payables and accrued liabilities	29,545	6,500
Net cash used in operating activities	(111,349)	(43,339)

Cash flows from investing activities:
Purchase of plant and equipment	(967)	-
Net cash used in investing activities	(967)	-

Cash flows from financing activities:
Advances from a director	103,681	-
Proceeds from issuance of common stock	10,000	9,000
Net cash provided by financing activities	113,681	9,000

Effect of exchange rate changes on cash and cash equivalents	421	-

Net change in cash and cash equivalents	1,786	(34,339)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	30	34,369

CASH AND CASH EQUIVALENT, END OF YEAR	$1,816	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Common	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	stock subscribed	comprehensive income	Accumulated deficit	stockholders’ deficit
Balance as of July 1, 2016	5,250,000	$5,250	$-	$15,720	$31,000	$-	$(17,566)	$34,404
Share application money received	-	-	-	-	9,000	-	-	9,000
Common stock issued for cash	2,000,000	2,000	-	38,000	(40,000)	-	-	-
Net loss for the year	-	-	-	-	-	-	(49,639)	(49,639)
Balance as of June 30, 2017	7,250,000	$7,250	$-	$53,720	$-	$-	$(67,205)	$(6,235)

Balance as of July 1, 2017	7,250,000	$7,250	$-	$53,720	$-	$-	$(67,205)	$(6,235)
Common stock issued	20,000	20	-	9,980	-	-	-	10,000
Shares issued for projects	3,000,000	3,000	-	125,700	-	-	-	128,700
Shares to be cancelled	(3,000,000)	(3,000)	3,000	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(266,097)	(266,097)
Foreign currency translation adjustment	-	-	-	-	-	421	-	421
Balance as of June 30, 2018	7,270,000	$7,270	$3,000	$189,400	$-	$421	$(333,302)	$(133,211)

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

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

On November 24, 2017 the Board of Directors (the “Board”) accepted the resignation of Ms. Elaine Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Chi Qiang Liang was elected as President, Chief Executive Officer and Director of the Company; Mr. Wai Hing Samuel Lai was elected as Chief Financial Officer of the Company; Shun Ching (Dickson) Wong was elected as a Director and a Member of the Audit Committee of the Company; Ms. Sin Kei Stella Hui was elected as a Director and a Member of the Audit Committee; Ms. Kiu Chung Jacqueline Tang was elected as Chief Operating Officer of the Company; Mr. Jeffrey Firestone was elected as Director and Vice President of Investor Relations of the Company; Dr. Kwai Lam Terence Wong was elected as Vice President of Investor Relations and Elaine Wan was elected as Director, Secretary and Treasurer.

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project ("Project"), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. ("Alipay") collection code system. As a part of the agreement, the Company will share 10% of expenses and profit on the Project (See Note 4).

Effective February 9, 2018, the Board accepted the resignation of Jeffrey S. Firestone from his position as Vice President and director of the Company.

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

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held
Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of system setup and maintenance services, investment holding	100 issued shares of HK$1 each	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Trading business	HK$1,000,000	100%

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $266,097 and negative cash flows from operations during the year and incurred an accumulated deficit of $333,302 as of June 30, 2018. The continuation of the Company as a going concern through June 30, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of AJIA and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Plant and equipment

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the years ended June 30, 2018 and 2017 were $81 and $0, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

•	Revenue recognition

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

•	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss, as presented in the accompanying consolidated statement of stockholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2018 and 2017. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is United States Dollars ("US$"). The Company’s subsidiaries operating in Hong Kong and the PRC maintained their books and records in their local currency, Hong Kong Dollars ("HK$") and Renminbi Yuan (“RMB”), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2018	2017
Year-end HK$:US$1 exchange rate	7.8464	-
Annual average HK$:US$1 exchange rate	7.8000	-
Year-end RMB:US$1 exchange rate	6.6210	-
Annual average RMB:US$1 exchange rate	6.5047	-

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Pension cost

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Concentration of credit risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees for royalty income, and other products. The financial condition of these franchisees is largely dependent upon the underlying business trends of our brands and market conditions within the vending industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees spread over a large geographical area and the short-term nature of the receivables.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments and other receivables, accounts payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Recent accounting pronouncements

In July 2015, FASB issued ASU 2015-11, “Inventory (Topic 330) Related to Simplifying the Measurement of Inventory,” which applies to all inventory except that which is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is within the scope of the new guidance and should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance is applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective July 1, 2017, which had no material impact on its consolidated financial statements or financial statement disclosures.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company adopted this guidance in fiscal year 2017. The adoption of this guidance will had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2017 and the standard was applied retrospectively for all periods presented which had no material impact on prior years. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance was effective for the Company in fiscal year 2017. Under the new guidance any future excess tax benefits or deficiencies are recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During the years ended June 30, 2018 and 2017, no excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) , which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases, including operating leases, to be recognized in the statement of financial position as right-of-use assets and lease liabilities by lessees. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach and are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. In July 2018, the FASB issued ASU 2018-10 “Codification Improvements of Topic 842, Leases ” and ASU No. 2018-11,“ Leases (Topic 842 ): Targeted Improvements.” ASU 2018-11 provides companies another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The consideration in the contract is allocated to the lease and nonlease components on a relative standalone price basis (for lessees) or in accordance with the allocation guidance in the new revenue standard (for lessors). ASU 2018-11 also provides lessees with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessee makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessors are not afforded a similar practical expedient. The Company is evaluating the effect ASU 2016-02, 2018-10 and 2018-11 will have on its consolidated financial statements and disclosures and has not yet determined the effect of the standard on its ongoing financial reporting at this time.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in

Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The New Revenue Standard provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

This five-step process will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. Additionally, and among other provisions, the New Revenue Standard requires expanded quantitative and qualitative disclosures, including disclosure about the nature, amount, timing and uncertainty of revenue.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company’s adoption of ASU 2014-09 will change the timing of the recognition of initial franchise fees. ASU 2014-09 requires these fees to be recognized over the term of the related franchise license for the respective robot, which had a material impact to revenue recognized for initial franchise fees and renewal franchise fees. ASU 2014-09, allows for non-cancellable franchise contract agreements for the Company recognize revenue under the provisions of ASC 606-10-25, Revenue Recognition – Revenue from Contracts with Customers.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this update are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact that this amendment will have on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases.” This standard requires the recognition of all lease transactions with terms in excess of 12 months on the balance sheet as a lease liability and a right-of-use asset (as defined in the standard). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements or consolidated financial statement disclosures upon adoption based on current facts and circumstances.

Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic ASC 805), guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

This ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation” (Topic 718) - Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. We are currently evaluating the impact that this amendment will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “ Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company is evaluating the provisions of this ASU and plans to adopt this ASU effective July 1, 2020.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. COLLABORATIVE AGREEMENT

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

The total value of common shares of $128,700 is being amortized over the expected measurement period through December 1, 2020. As of June 30, 2018, $10,725 of amortization has been recorded and the unamortized fair value has been recorded as an intangible asset, which was fully impaired.

This arrangement has been superseded by the agreement with Guangzhou Renhai Network Technology Co., Ltd. subsequent to the end of the period.

On April 25, 2018, the Company announced that its wholly owned subsidiary, Guangzhou Shengjia Trading Co., Ltd. of Guangzhou, China (“Shengjia”) has entered into an agreement with Guangzhou Renhai Network Technology Co., Ltd., in which Shengjia would replace its 10% interest in the Alipay payment code business development project (“Alipay Project”), with a 30% interest of Renhai’s new China Mobile project. Renhai has recently reached an agreement with China Mobile Communications Corporation (“China Mobile”) whereby Renhai and China Mobile are to sign an agreement appointing Renhai as one of China Mobile’s marketers in promoting China Mobile’s business products for the period from April 1, 2018 to September 30, 2018. Renhai’s China Mobile agreement will be extended once certain business targets are fulfilled. The reason for the replacement is primarily due to significant changes in China’s regulations and practices and these changes have negatively impacted the financial performance of the Alipay Project.

Renhai will maintain a 70% interest of the China Mobile project and will be responsible for the management and overall supervision of the project, and Shengjia will carry out various support functions.

Subsequently on December 28, 2018, both parties agreed to sign a termination agreement as the estimated revenue of China mobile project within two years is much lower than the expectation. Based on the terms is the agreement, all transactions in relation to the projects are all rescinded and become voided. Renhai shall return the Company’s 3,000,000 shares to the Company for cancellation and the Company shall return all the incomes previously received from Renhai.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company cancelled these 3,000,000 shares of common stock on December 28, 2018

5. AMOUNT DUE TO A RELATED PARTY

As of June 30, 2018 and 2017, amount due to a related party represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free with no fixed repayment term.

6. INCOME TAXES

The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to United States current tax law.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the years ended June 30, 2018 and 2017, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended June 30, 2018 and 2017 are as follows:

	Years ended June 30,
	2018	2017

Loss before income taxes	$(18,787)	$-
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(3,099)	-
Non-deductible items	50	-
Deductible items	(109)	-
Tax loss not recognized as deferred tax	3,158	-

Income tax expense	$-	$-

As of June 30, 2018, Hong Kong operation generated approximately $3,158 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

For the years ended June 30, 2018 and 2017, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of June 30, 2018, the PRC operation incurred $1,241 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$89,776	$22,850
– Hong Kong	3,158	-
– The PRC	310	-
Total deferred tax assets	93,244	22,850
Less: valuation allowance	(93,244)	(22,850)
Net deferred tax assets	$-	$-

As of June 30, 2018, the Company incurred $266,097 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $93,244 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended June 30, 2018, the valuation allowance increased by $93,244, primarily relating to net operating loss carryforwards.

7. PENSION COSTS

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $1,768 and $0 for the years ended June 30, 2018 and 2017, respectively

8. STOCKHOLDERS’ EQUITY

(a) Preferred stock

The company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On June 30, 2018, none of the preferred shares have been issued.

(b) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On December 15, 2017, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

On August 23, 2016, the Company has received $50,000 from investors for 2,000,000 shares of common stock to be issued. The shares were subscribed as per a Registration Statement filed with the SEC to register and sell 2,000,000 shares of newly issued common stock at an offering price of $0.025 per share. The Company issued the shares on September 20, 2016.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On July 10, 2017, Company issued 20,000 share of Common Stock at $0.50 per share for cash proceeds of $10,000.

On December 1, 2017, the Company exchanged 3,000,000 shares of its common stock at a value of $128,700 to acquire 10% ownership of the Project (See Note 4). This amount has been recorded as an intangible asset.

As of June 30, 2018 and 2017, the Company had a total of 10,270,000 and 7,250,000 shares of its common stock issued and outstanding.

Subsequently, 3,000,000 shares of common stocks were cancelled upon the termination of the agreements.

9. RELATED PARTY TRANSACTIONS

Advances from Director

From time to time, a director of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

Free Office Space from its Majority Stockholder

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended June 30, 2018, two customers represented more than 10% of the Company’s revenues. These customers accounted for 89% (58% and 30%) of the Company’s revenues amounting to $90,000 ($60,000 and $30,000 respectively) with $0 of accounts receivable.

For the year ended June 30, 2017, there was no customer represented more than 10% of the Company’s revenues.

(b) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(c) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in HK$ and a significant portion of the assets and liabilities are denominated in HK$. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and HK$.. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

11. COMMITMENTS AND CONTINGENCIES

As of June 30, 2018 and 2017, there were no commitments and contingencies involved.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2018 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

On December 28, 2018, the Company’s subsidiary, Guangzhou Shengjia Trading Co., Ltd. of Guangzhou, China (“Shengjia”), has entered into with Guangzhou Renhai Network Technology Co., Ltd. (“Renhai”) whereby the Company shall share 10% interest in Renhai’s Alipay payment code business development project (“Alipay Project”) with the consideration of the Company’s 3,000,000 shares.

Due to the change in the PRC regulations, the Company subsequently announced on December 28, 2018 that the said 10% interest in Alipay Project was replaced by 30% interest in Renhai’s project with China Mobile Communications Corporation (“China Mobile”).

Nevertheless, even with the above remedies, the returns from the projects are still not satisfied by the Company’s management and are far below the estimations made from Renhai to the Company. In this regard, both parties agree that the agreements between Shengia and Renhai are rescinded and voided. Renhai shall return the Company’s 3,000,000 shares to the Company for cancellation and the Company shall return all the incomes previously received from Renhai.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended June 30, 2018 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Director and Chief Executive Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2018 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

On November 24, 2017, Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director; Mr. Wai Hing (Samuel) Lai was elected as Chief Financial Officer; Shun Ching (Dickson) Wong was elected as a Director; Ms. Sin Kei (Stella) Hui was elected as a Director; Ms. Kiu Chung (Jacqueline) Tang was elected as Chief Operating Officer; Mr. Jeffrey Steward Firestone was elected as Director and Vice President of Investor Relations; Dr. Kwai Lam (Terence) Wong was elected as Vice President of Investor Relations and Ms. Yin Ling (Elaine) Wan was elected as Director, Secretary and Treasurer.

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

Elaine Wan Yin Ling (Director)

Elaine Wan, graduated from the University Of Management & Technology in Arlington, Virginia in 2010. Ms. Wan currently has been the Director of Full Yick International Limited located in Hong Kong since May of 2018. Prior to her position she was Director at On Chi Ceramic Technology Limited in Hong Kong since 2014 and continues to serve as a Director. She is also director of Jiayu Insurance Finance Limited in Hong Kong since 2017 and Director of Shine Spread Limited in Hong Kong since 2007.

Ms. Wan has extensive experience in managing and consulting and will be great asset to our company.

Liang, Zhiqing (Director, CEO and President)

Mr. Liang was graduated from the College of life science, South China Normal University. In 2004, he worked in Chinese Researcher of Easy Care. From 2005 to 2006, he was the China Asia Pacific Operation Director of Joyful (which is an Hong Kong listed company). From Feb. to Apr. 2006, he was the China Market Department Director of Watsons (which is an Hong Kong listed company). He was then the Business Manager and the Director of the Internet Business Department in GuangDong E-serve United Co., Ltd ( which is an state-owned company). From 2017 to 2018, he was the Marketing Manager of GuangDong GW E-Commerce Limited by Share Ltd (which is state-owned third party payment company). From 2012 to 2018, he was the Domestic Marketing Consultant and Executive Director of Hong Kong GoFun Holding. In the meantime, from 2016 to 2018 and from 2017 to 2018, he was CEO of Guangzhou Parameters Information & Tech Co., Ltd and the partner of GuangDong Federal Vehicle Network Tech Ltd (which is state-owned) respectively.

Mr. Wai Hing Lai ("Samuel") - CFO

He obtained Hon. Diploma in Accountancy from Lingnan University (formerly known as Lingnan College) in 1993. Samuel completed the joint examination lodged by ACCA/HKSA in 1996 and has become the Fellow Member of ACCA presently. He has been a senior manager at three major accounting firms in Hong Kong and Singapore, specializing in tax planning and international taxation from 1995 to 2002. In addition, he has worked for a number of financial enterprises and exchange listed companies in Hong Kong, including Foxconn International Holdings Limited and Pico Far East Holdings Limited. He was the Group Financial Controller of a Singapore listed company, China Sky Chemical Fibre Co Limited. Since 2012, he has been working for the International Professional Consultants Corporation of Hong Kong as its Vice President, advising on listing issues and group restructuring.

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

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2018 and 2017, the compensation awarded to, paid to, or earned by, our officer and director.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Omri Revivo, former sole officer and director	2018	—	—	—	—	—	—	—	—
Omri Revivo, former sole officer and director	2017	—	—	—	—	—	—	—	—
Liang, Zhiqiang	2018
Elaine Wan Yin Ling, director	2018	—	—	—	—	—	—	—	—

Currently, of our officer and director is being not compensated for his services during the development stage of our business operations, and is not considered to be an employee of the Company.

We have not paid any salaries in 2018, and we do not anticipate paying any salaries at any time in 2018. We will not begin paying salaries until we have adequate funds to do so.

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

Compensation of Directors

Our director has not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended June 30, 2018 and 2017, there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

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

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Common	Elaine Wan Yin Ling	3,930,796	38.27%
Common	Liang, Zhiqiang	217,500	2.12%
Common	Directors and Officers as a Group (1 individual)	4,148,296	40.39%

(1)

The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly.

(3)	Based on 10,270,000 shares issued and outstanding as of June 30, 2018.

Future sales by existing stockholders

A total of 4,148,296 shares of common stock were issued to our officers and directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. As we are a “shell company,” Rule 144 would not be available for the resale of restricted securities by our stockholders until we have complied with the requirements of Rule 144(i).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Security Ownership of Certain Beneficial Owners and Management

On February 19, 2015, 5,250,000 shares of Ajia’s common stock were issued to one shareholder.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Audit Fees and Audit Related Fees	$57,080	$12,500
Tax Fees		—
All Other Fees		—
TOTAL	$57,080	$12,500

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: January 16, 2019	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Lian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 16, 2019	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Lian
Chief Executive Officer

/s/ Ms. Yin Ling WAN
Dated: January 16, 2019	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Mr. Shun Ching WONG
Dated: January 16, 2019	Ms. Yin Ling WAN
Independent Director

/s/ Ms. Sin Kei Stella HUI
Dated: January 16, 2019	Ms. Sin Kei Stella HUI
Independent Director
Audit Committee

