Form 10-Q
period 2018-09-30
Ajia Innogroup Holdings, Ltd.
filed 2019-02-14
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of September 30, 2018, the Registrant had 10,270,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and June 30, 2018 (Audited)	F-1

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017	F-2

Unaudited Condensed Consolidated Statement of Stockholders' Deficit for the three months ended September 30, 2018	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

4

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2018 and June 30, 2018
(Unaudited)

	Sept 30,	June 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,014	$1,816
Accounts receivable	2,707	2,768
Prepayments and other receivables	1,603	1,600

Total current assets	8,324	6,184

Non-current assets
Plant and equipment, net	838	886
Total assets	$9,162	$7,070

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Other payables and accrued liabilities	$39,680	$36,045
Amount due to a related party	156,187	104,236

Total current liabilities	195,867	140,281

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued
Common stock: $0.001 par value, 500,000,000 shares authorized, 10,270,000 shares issued and outstanding as of September 30, 2018 and 30 Jun 2018	$7,270	$7,270
Shares to be cancelled	3,000	3,000
Additional paid-in capital	189,400	189,400
Accumulated other comprehensive income	365	421
Accumulated deficit	(386,740)	(333,302)

Total stockholders’ deficit	(186,705)	(133,211)

Total liabilities and stockholders’ deficit	$9,162	$7,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2018 and 2017
(Unaudited)

	For the Three Months Ended
	September 30,
	2018	2017

Revenue	$-	$12,821
Cost of Sales	-	(10,257)

Gross Profit	-	2,564

Expenses
General and administrative expense	(13,313)	(2,260)
Professional fee	(40,126)	(3,617)

Total operating expenses	(53,439)	(5,877)

Other income:
Interest income	1	-

Net loss	$(53,438)	$(3,313)

Other comprehensive income:
Foreign currency translation loss	(56)	-

Comprehensive Loss	$(53,494)	$(3,313)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,270,000	7,267,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

(Formerly Wigi4You, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2018 and the year ended June 30, 2018

(Unaudited)

	Common stock		Common	Additional	Accumulated other		Total
	No. of shares	Amount	stock to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2017	7,250,000	$7,250	$-	$53,720	$-	$(67,205)	$(6,235)

Common stock issued	20,000	20	-	9,980	-	-	10,000
Shares issued for projects	3,000,000	3,000	-	125,700	-	-	128,700
Shares to be cancelled	(3,000,000)	(3,000)	3,000	-	-	-	-
Net loss for the year	-	-	-	-	-	(266,097)	(266,097)
Foreign currency translation adjustment	-	-	-	-	421	-	421
Balance as of June 30, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Net loss for the period	-	-	-	-	-	(53,438)	(53,438)
Foreign currency translation adjustment	-	-	-	-	(56)	-	(56)
Balance as of September 30, 2018	7,270,000	$7,270	$3,000	$189,400	$365	$(386,740)	$(186,705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended September 30, 2018 and 2017
(Unaudited)

	For the three months
	ended September 30,
	2018	2017
Cash flow from operating activities
Net loss	$(53,438)	$(3,313)
Adjustment to reconcile net income to net cash used in operating activities
Depreciation	48	-

Changes in Operating Assets and Liabilities:
Amount due to a related party	-	18,385
Trade receivables	61	-
Prepayment and other receivables	(3)	(5,110)
Other payables and accrued liabilities	3,635	(3,000)

Net cash (used in)/provided by operating activities	$(49,697)	$6,962

Cash flow from financing activities
Advance from a director	51,951	-
Proceeds from stock issued or to be issued	-	10,000

Net cash provided by financing activities	$51,951	$10,000

Effect of exchange rate changes on cash and cash equivalents	(56)	-

Net increase in cash	2,198	16,962

Cash at beginning of period	1,816	30

Cash at end of period	$4,014	$16,992

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of June 30, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2018.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

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

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held
Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of system setup and maintenance services, investment holding	100 issued shares of HK$1 each	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Trading business	HK$1,000,000	N/A

AJIA and its subsidiaries are hereinafter referred to as (the “Company”)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of AJIA and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

•	Plant and equipment

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

Depreciation expense for the three months ended September 30, 2018 and 2017 were $48 and $0, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2018	2017
Year-end HK$:US$1 exchange rate	7.8405	-
Annual average HK$:US$1 exchange rate	7.8386	-
Year-end RMB:US$1 exchange rate	6.7691	-
Annual average RMB:US$1 exchange rate	6.8027	-

•	Related parties

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-02, Leases . The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements , which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this standard when it becomes effective, on January 1, 2019, and expects to elect the optional transition relief method.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments . ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the impact this standard will have on its financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities . This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This standard will replace today's yield-to-maturity approach, which generally requires amortization of premium over the life of the instrument. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income . This guidance allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). This ASU is effective for all entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Companies may apply the guidance in the period of adoption or retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income are recognized. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting . ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date.

This amendment also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. When adopted, the new guidance should be applied to all new grants and other transition provisions are included in the guidance to simplify this adoption for most companies. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement . As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. This ASU will have an impact on the Company's disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans . As part of the FASB's disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans. The FASB eliminated disclosure requirements related to the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, if any, information related to Japanese Welfare Pension Insurance Law, information about the amount of future annual benefits covered by insurance contracts and significant transactions between the employer or related parties and the plan, and the disclosure of the effects of a one-percentage-point change in the assumed health care cost trend rates on the (1) aggregate of the service and interest cost components of net periodic benefit costs and the (2) benefit obligation for postretirement health care benefits. Entities will be required to disclose the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates as well as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for public entities for annual periods beginning after December 15, 2020. Early adoption is permitted as of the beginning of any annual reporting period. This ASU will have an impact on the Company's disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract . This ASU requires companies to defer specified implementation costs in a cloud computing arrangement that are often expensed under current US GAAP and recognize these costs to expense over the noncancellable term of the arrangement. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

Recently Issued Financial Reporting Rules

In August 2018, the SEC adopted the final rule under SEC Release 33-10532, Disclosure Update and Simplification , which amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are part of the SEC’s ongoing disclosure effectiveness initiative. The amendments eliminate redundant and duplicative requirements including, but not limited to, the ratio of earnings to fixed charges, outdated regulatory disclosures, certain accounting policies about derivative instruments and specific SEC disclosures that are also required under current US GAAP. The amendments may expand current disclosures for certain companies, specifically the requirement to disclose the change in stockholders' equity for the current and comparative quarter and year-to-date interim periods. The amended rules will become effective November 5, 2018 and will be applied to any filings after that date. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company does not expect these final rules to have a material impact on its disclosures and financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers . ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. See Note 2: Revenue for further discussion, including the impact on the Company's condensed consolidated financial statements and required disclosures.

In February 2017, the FASB issued No. ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets . ASU 2017-05 was issued to provide clarity on the scope and application for recognizing gains and losses from the sale or transfer of nonfinancial assets, and should be adopted concurrently with ASU 2014-09, Revenue from Contracts with Customers . This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products . ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments . ASU No. 2016-15 is intended to reduce diversity and clarify the classification of how certain cash receipts and cash payments are presented in the statement of cash flows. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of an asset until the asset has been sold to an outside party or otherwise recognized. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash . ASU No. 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption was permitted as of the beginning of any interim or annual reporting period. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business . ASU No. 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU No. 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In February 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost . ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result of the retrospective adoption of this standard, for the three and nine months ended September 30, 2017 , the Company reclassified $0.1 million and $0.2 million , respectively, from marketing, general and administrative expense to other income (expense). The service cost component of periodic benefit cost is the only cost that remains in income from operations; all other periodic benefit costs, including interest cost, expected return on plan assets and amortization of amounts deferred from previous periods are now reflected outside of income from operations and reflected in the other income (expense) line item on the Company's condensed consolidated statements of operations. There were no other changes to the Company's condensed consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. Part I of this ASU reduces the complexity associated with accounting for certain financial instruments with down round features. Part II of this ASU recharacterizes the indefinite deferral provisions described in Topic 480: Distinguishing Liabilities from Equity. It does not have an accounting effect. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this ASU on October 1, 2017. The Company evaluated its debt and related derivative instruments and determined that this standard did not have an impact on the Company's condensed consolidated financial statements or related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 4 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $53,438 and negative operating cash flows of $49,697 for the period ended September 30, 2018. Also, at September 30, 2018, the Company has incurred an accumulated deficit of $386,740.

The continuation of the Company as a going concern through September 30, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 5 – PREFERRED STOCK AND COMMON STOCK

(A) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On September 30, 2018 and 2017, none of the preferred shares have been issued.

(B) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On December 15, 2017, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

As of September 30, 2018 and June 30, 2018, the Company had a total of 10,270,000 and 10,270,000 shares of its common stock issued and outstanding.

Subsequently, 3,000,000 shares of common stocks were cancelled upon the termination of the agreements.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of September 30, 2017, the balance $104,236 related the loan account of the Director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and due on demand.

As of September 30, 2018, amount due to a related party of $156,187 represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free with no fixed repayment term.

Free Office Space from its Majority Stockholder

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2018 up through the date the Company issued the audited consolidated financial statements. During the period, the Company had the following material recognizable subsequent events.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events ”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements .

Overview

Business Development

Ajia was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company's administrative address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. The telephone number is: (702) 360-0652 .

On June 14, 2017, Elaine Wan Yin Ling was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors of our company. On June 14, 2017, Omri Revivo resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and member of our Board of Directors of our company.

On November 24, 2018 the Board of Directors accepted the resignation of Ms. Yin Ling (Elaine) Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director; Mr. Wai Hing (Samuel) Lai was elected as Chief Financial Officer; Shun Ching (Dickson) Wong was elected as a Director; Ms. Sin Kei (Stella) Hui was elected as a Director; Ms. Kiu Chung (Jacqueline) Tang was elected as Chief Operating Officer; Mr. Jeffrey Steward Firestone was elected as Director and Vice President of Investor Relations; Dr. Kwai Lam (Terence) Wong was elected as Vice President of Investor Relations and Ms. Yin Ling (Elaine) Wan was elected as Director, Secretary and Treasurer.

Ajia has only limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities and loans from our corporate officer and director for funding.

Ajia has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Ajia, its director, officer, and affiliates have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger. The Company has no promoters.

Business Plan

The management is still investigating the potential of the new business opportunities and will have further announcements when there are further developments in these new business opportunities in the future.

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

Number of Employees

Ajia has no employees and where necessary in expanding the Company’s business, the Company may consider hiring additional employees.

Plan of Operation

Ajia have limited business activity to generate revenue in preliminary stages and also no significant assets. Our executive offices are located at Room 1001, 10/F., Grandmark, No.10 Granville Road, Tsim Sha Tsui, Hong Kong. The office is a location at which the Company receives mail, has office services and can hold meetings. Our officer, Ms. Wan Yin Ling, Elaine, works on Company business in Hong Kong.

Results of Operations

Comparison for the Three Months Ended September 30, 2018 and 2017

Revenues

During the three months ended September 30, 2018, we have derived income of $0 (2017: $12,821).

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2018 is $53,439 and for the three months ended September 30, 2017 is $3,313. Operating expenses for the three months ended September 30, 2018 consist of General and Administrative Expense $13,313 and Professional Fee $40,126. Operating expenses for the three months ended September 30, 2017 consist of General and Administrative Expense $2,260 and Professional fee $3,617.

Net Income (Loss)

During the three months ended Sept 30, 2018 and 2017 the company recognized net losses $53,438 and $3,313, respectively.

Liquidity and Capital Resources

On September 30, 2018, we had total current assets of $8,324 which consist of $4,014 in Cash, $2,707 in account receivable and $1,603 in prepayment and other receivables. We had total current liabilities of $195,867, which consist of $156,187 due to related party and $39,680 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through September 30, 2018 totaling $386,740 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2018, our Company's disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

