Form 10-Q
period 2018-12-31
Ajia Innogroup Holdings, Ltd.
filed 2019-02-20
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-206450

AJIA INNOGROUP HOLDINGS, LTD
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

As of December 31, 2018 the registrant had 7,270,000 issued and outstanding shares of common stock.

AJIA INNOGROUP HOLDINGS, LTD

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements. We have based these forward- looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

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

2

AJIA INNOGROUP HOLDINGS, LTD

PART II OTHER INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
December 31, 2018 and June 30, 2018
(Unaudited)

	Dec 31	June 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,625	$1,816
Accounts receivable	30,000	2,768
Prepayments and other receivables	1,603	1,600

Total current assets	34,228	6,184

Non-current assets
Plant and equipment, net	788	886
Total assets	$35,016	$7,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$15,870	$36,045
Amount due to a related party	297,396	104,236

Total current liabilities	313,266	140,281

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued
Common stock: $0.001 par value, 500,000,000 shares authorized, 10,270,000 shares issued and outstanding as of December 31, 2018 and 30 Jun 2018	$7,270	$7,270
Shares to be cancelled	0	3,000
Additional paid-in capital	189,400	189,400
Accumulated other comprehensive income	365	421
Accumulated deficit	(475,285)	(333,302)

Total stockholders’ deficit	(278,250)	(133,211)

Total liabilities and stockholders’ deficit	$35,016	$7,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Interim Statements of Operations

For the three and six months ended December 31, 2017 and 2016

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017

Revenue	$30,000	$994	$30,000	$13,815
Cost of sales	-	-	0	10,256

Gross profit	30,000	994	30,000	3,559

Non-operating income	1	555	1	555

Total income	30,001	1,549	30,001	4,114

Expenses
General and administrative expense	118,158	94,437	171,597	100,314
Finance expense	332	312	387	312

Total expenses	118,490	94,749	171,984	100,626

Net loss	$(88,489	$(93,200)	$(141,983)	$(96,512)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted		7,718,641		7,718,641

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statement of Stockholders’ Equity

For the six month ended December 31, 2017 and year ended June 30, 2017

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2017	7,250,000	$7,250	$-	$53,720	$-	$(67,205)	$(6,235)

Common stock issued	20,000	20	-	9,980	-	-	10,000
Shares issued for projects	3,000,000	3,000	-	125,700	-	-	128,700
Shares to be cancelled	(3,000,000)	(3,000)	3,000	-	-	-	-
Net loss for the year	-	-	-	-	-	(266,097)	(266,097)
Foreign currency translation adjustment	-	-	-	-	421	-	421
Balance as of June 30, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Shares cancelled during the period			(3,000)				(3,000)
Net loss for the period	-	-	-	-	-	(141,983)	(141,983))
Foreign currency translation adjustment	-	-	-	-	(56)	-	(56)
Balance as of December 31, 2018	7,270,000	$7,270	$0	$189,400	$365	$(475,285)	$(278,250)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows

For the six months ended December 31, 2017 and 2016

(Unaudited)

	For the six months ended December 31,
	2018	2017
Cash flow from operating activities
Net loss	$(141,983)	$(96,512)
Less: Depreciation	98
Other non-cash item	(56)
Cashflow from the operating activities	(141,941)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in accounts receivable	(27,232)	(994)
(Increase) Decrease in prepaid expense	(3)	(21,676)
Increase (Decrease) in accrued expense	(20,175)	(4,015)
Increase (Decrease) in due to related party	193,160	118,065

Net cash used in operating activities	3,809	(5,132)

Cash flow from financing activities
Proceeds from stock issued or to be issued	(3,000)	10,000

Net cash provided by (used in) financing activities	-	10,000

Net increase/(decrease) in cash	809	4,868

Cash, at beginning of period	1,816	30

Cash, at end of period	$2,625	$4,898

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

In the opinion of management, the consolidated balance sheet as of June 30, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2018.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Ajia Innogroup Holdings, Ltd., formerly “AJIA INNOGROUP HOLDINGS, LTD” (the “Company” or “AJIA”) was incorporated in the State of Nevada on March 19, 2014. The Company had intended to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada. However, The Company changed its business plan in 2017 and is currently planning to pursue the business in having self-help photo kiosks to be implemented at major convenient locations, such as shopping mall, buildings near subway stations, etc. to attract customers to use the service. In addition, the Company provides system development consulting and training services. The main revenue for these businesses will be generated from the self-help photo kiosks at which one can do photo printing, Wechat printing, game commemorative photos, copying documents, etc., as well as from consulting contracts.

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

Depreciation expense for the three months ended December 31, 2018 and 2017 were $98 and $0, respectively.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiaries operating in Hong Kong and the PRC maintained their books and records in their local currency, Hong Kong Dollars (“HK$”) and Renminbi Yuan (“RMB”), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities . This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This standard will replace today’s yield-to-maturity approach, which generally requires amortization of premium over the life of the instrument. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company’s financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income . This guidance allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). This ASU is effective for all entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Companies may apply the guidance in the period of adoption or retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income are recognized. The Company does not expect it to have a material effect on the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting . ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. This amendment also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. When adopted, the new guidance should be applied to all new grants and other transition provisions are included in the guidance to simplify this adoption for most companies. The Company does not expect it to have a material effect on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement . As part of the FASB’s disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. This ASU will have an impact on the Company’s disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans . As part of the FASB’s disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans. The FASB eliminated disclosure requirements related to the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, if any, information related to Japanese Welfare Pension Insurance Law, information about the amount of future annual benefits covered by insurance contracts and significant transactions between the employer or related parties and the plan, and the disclosure of the effects of a one-percentage-point change in the assumed health care cost trend rates on the (1) aggregate of the service and interest cost components of net periodic benefit costs and the (2) benefit obligation for postretirement health care benefits. Entities will be required to disclose the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates as well as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for public entities for annual periods beginning after December 15, 2020. Early adoption is permitted as of the beginning of any annual reporting period. This ASU will have an impact on the Company’s disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract . This ASU requires companies to defer specified implementation costs in a cloud computing arrangement that are often expensed under current US GAAP and recognize these costs to expense over the noncancellable term of the arrangement. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company’s financial statements and related disclosures.

Recently Issued Financial Reporting Rules

In August 2018, the SEC adopted the final rule under SEC Release 33-10532, Disclosure Update and Simplification , which amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are part of the SEC’s ongoing disclosure effectiveness initiative. The amendments eliminate redundant and duplicative requirements including, but not limited to, the ratio of earnings to fixed charges, outdated regulatory disclosures, certain accounting policies about derivative instruments and specific SEC disclosures that are also required under current US GAAP. The amendments may expand current disclosures for certain companies, specifically the requirement to disclose the change in stockholders’ equity for the current and comparative quarter and year-to-date interim periods. The amended rules will become effective November 5, 2018 and will be applied to any filings after that date. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company does not expect these final rules to have a material impact on its disclosures and financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers . ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. See Note 2: Revenue for further discussion, including the impact on the Company’s condensed consolidated financial statements and required disclosures.

In February 2017, the FASB issued No. ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets . ASU 2017-05 was issued to provide clarity on the scope and application for recognizing gains and losses from the sale or transfer of nonfinancial assets, and should be adopted concurrently with ASU 2014-09, Revenue from Contracts with Customers . This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products . ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments . ASU No. 2016-15 is intended to reduce diversity and clarify the classification of how certain cash receipts and cash payments are presented in the statement of cash flows. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of an asset until the asset has been sold to an outside party or otherwise recognized. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash . ASU No. 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption was permitted as of the beginning of any interim or annual reporting period. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business . ASU No. 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU No. 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In February 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost . ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. As a result of the retrospective adoption of this standard, for the three and nine months ended December 31, 2017 , the Company reclassified $0.1 million and $0.2 million , respectively, from marketing, general and administrative expense to other income (expense). The service cost component of periodic benefit cost is the only cost that remains in income from operations; all other periodic benefit costs, including interest cost, expected return on plan assets and amortization of amounts deferred from previous periods are now reflected outside of income from operations and reflected in the other income (expense) line item on the Company’s condensed consolidated statements of operations. There were no other changes to the Company’s condensed consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. Part I of this ASU reduces the complexity associated with accounting for certain financial instruments with down round features. Part II of this ASU recharacterizes the indefinite deferral provisions described in Topic 480: Distinguishing Liabilities from Equity. It does not have an accounting effect. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this ASU on October 1, 2017. The Company evaluated its debt and related derivative instruments and determined that this standard did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.

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

The Company has experienced a net loss of $141,983 and positive operating cash flows of $809 for the period ended December 31, 2018. Also, at December 31, 2018, the Company has incurred an accumulated deficit of $278,250.

The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 5 – PREFERRED STOCK AND COMMON STOCK

(A) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On December 31, 2018 and 2017, none of the preferred shares have been issued.

(B) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On December 15, 2017, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

As of December 31, 2018 and June 30, 2018, the Company had a total of 7,270,000 and 10,270,000 shares of its common stock issued and outstanding.

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

As of December 31, 2017, the balance $156,187 related the loan account of the Director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and due on demand.

As of December 31, 2018, amount due to a related party of $297,396 represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free with no fixed repayment term.

Free Office Space from its Majority Stockholder

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018 up through the date the Company issued the audited consolidated financial statements. During the period, the Company had the following material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events “. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements .

Overview

Business Development

Ajia was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company’s administrative address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. The telephone number is: (702) 360-0652 .

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

Results of Operations

Comparison for the Three Months Ended December 31, 2018 and 2017

Revenues

During the three months ended December 31, 2018, we have derived income of $30,000 (2017: $0).

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2018 is $171,984 and for the three months ended December 31, 2017 is $100,626.

Net Income (Loss)

During the three months ended Sept 30, 2018 and 2017 the company recognized net losses $88,489 and $93,200 respectively.

Liquidity and Capital Resources

On December 31, 2018, we had total current assets of $34,228 which consist of $2,625 in Cash, $30,000 in account receivable and $1,603 in prepayment and other receivables. We had total current liabilities of $313,266, which consist of $15,870 due to related party and $297,396 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through December 31, 2018 totaling $386,740 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of December 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2018, our Company’s disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

_________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

