Form 10-Q
period 2019-03-31
Ajia Innogroup Holdings, Ltd.
filed 2019-05-20
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of May 8, 2019, the registrant had 7,270,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

PART II OTHER INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
March 31, 2019 and June 30, 2018
(Unaudited)

	Mar 31	June 30,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$22,628	$1,816
Accounts receivable	-	2,768
Prepayments and other receivables	1,603	1,600

Total current assets	24,231	6,184

Non-current assets
Plant and equipment, net	741	886
Total assets	$24,972	$7,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$63,750	$36,045
Amount due to a related party	245,170	104,236

Total current liabilities	308,920	140,281

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 7,270,000 & 10,270,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018 respectively	$7,270	$7,270
Shares to be cancelled	-	3,000
Additional paid-in capital	63,700	189,400
Accumulated other comprehensive income	272	421
Accumulated deficit	(355,190)	(333,302)

Total stockholders’ deficit	(283,948)	(133,211)

Total liabilities and stockholders’ deficit	$24,972	$7,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Interim Statements of Operations

For the three and nine months ended March 31, 2019 and 2018

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018

Revenue	$-	$91,499	$30,000	$105,314
Cost of sales	-	-	-	(10,256)

Gross profit	-	91,499	30,000	95,058

Expenses
General and administrative expense	9,969	93,611	53,232	194,237
Professional fee	25,735	-	124,663	-

Total operating expenses	35,704	93,611	177,895	194,237

Other income
Interest income	-	-	1	-
Sundry income	-0	2	126,006	557

Net loss	$(35,704)	$(2,110)	$(21,888)	$(98,622)

Other comprehensive income
Foreign currency translation gain	(46)	-	(149)	72

Comprehensive loss	$(35,750)	$(2,110)	$(22,037)	$(98,550)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	7,270,000	8,556,679	9,240,803	8,556,679

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statement of Stockholders’ Equity

For the nine months ended March 31, 2019 and 2018

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2017	7,250,000	$7,250	$-	$53,720	$-	$(67,205)	$(6,235)

Common stock issued	20,000	20	-	9,980	-	-	10,000
Shares issued for projects	3,000,000	3,000	-	125,700	-	-	128,700
Net loss for the year	-	-	-	-	-	(98,622)	(98,622)
Foreign currency translation adjustment	-	-	-	-	72	-	72
Balance as of March 31, 2018	10,270,000	$10,270	$-	$189,400	$72	$(165,827)	$33,915
Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Shares cancelled during the period	-	-	(3,000)	(125,700)	-	-	(128,700)
Net loss for the period	-	-	-	-	-	(21,888)	(21,488)
Foreign currency translation adjustment	-	-	-	-	(149)	-	(149)
Balance as of March 31, 2019	7,270,000	$7,270	$-	$63,700	$272	$(355,190)	$(283,948)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows

For the nine months ended March 31, 2019 and 2018

(Unaudited)

	For the nine months ended March 31,
	2019	2018
Cash flow from operating activities
Net loss	$(21,888)	$(98,622)
Less: Depreciation	145	10,725
Other non-cash item	(149)	72
Cashflow from the operating activities	(21,892)	(87,825)
Changes in Operating Assets and Liabilities:
Decrease/(increase) in accounts receivable	2,768	(2,601)
Increase in prepaid expense	(3)	(2,168)
Increase/(Decrease) in accrued expense	27,705	(2,125)
Increase in due to related party	-	88,398

Net cash provided by/(used in) operating activities	8,727	(6,321)

Cash flow from financing activities
Advance from a director	140,934	-
Cancellation of shares	(128,700)	-
Proceeds from stock issued or to be issued	-	10,000

Net cash provided by financing activities	12,234	10,000

Net increase in cash	20,812	3,679

Cash, at beginning of period	1,816	30

Cash, at end of period	$22,628	$3,709

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

In the opinion of management, the consolidated balance sheet as of June 30, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019 or for any future period.

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

Depreciation expense for the nine months ended March 31, 2019 and 2018 were $145 and $10,725, respectively.

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

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “ Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company calculates net loss per share in accordance with ASC Topic 260 “ Earnings per Share ”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2019	2018
Period-end HK$:US$1 exchange rate	7.8493	7.8482
Period average HK$:US$1 exchange rate	7.8396	7.8163
Period-end RMB:US$1 exchange rate	6.7111	6.2802
Period average RMB:US$1 exchange rate	6.8218	6.5480

•	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The Company has experienced a net loss of $21,888 and positive operating cash flows of $8,727 for the period ended March 31, 2019. Also, at March 31, 2019, the Company has incurred an accumulated deficit of $355,190.

The continuation of the Company as a going concern through March 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 5 – PREFERRED STOCK AND COMMON STOCK

(A) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On March 31, 2019 and 2018, none of the preferred shares have been issued.

(B) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On December 15, 2017, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

As of March 31, 2019 and June 30, 2018, the Company had a total of 7,270,000 and 10,270,000 shares of its common stock issued and outstanding.

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

As of March 31, 2019, the balance $245,170 related the loan account of the Director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and due on demand.

Free Office Space from its Majority Stockholder

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2019 up through the date the Company issued the audited consolidated financial statements. During the period, the Company had the following material recognizable subsequent events.

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

Results of Operations

Comparison for the Nine Months Ended March 31, 2019 and 2018

Revenues

During the nine months ended March 31, 2019, we have derived income of $40,049 (2018: $105,314).

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2019 is $177,895 and for the nine months ended March 31, 2018 is $194,237.

Net Income (Loss)

During the nine months ended March 31, 2019 and 2018 the company recognized net losses $21,888 and $98,622 respectively.

Liquidity and Capital Resources

On March 31, 2019, we had total current assets of $24,231 which consist of $22,628 in Cash and $1,603 in prepayment and other receivables. We had total current liabilities of $308,920, which consist of $245,170 due to related party and $63,750 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through March 31, 2019 totaling $355,190 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of March 31, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2019, our Company’s disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2019, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

