Form 10-Q/A
period 2018-12-31
Ajia Innogroup Holdings, Ltd.
filed 2019-05-21
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2018 the registrant had 7,270,000 issued and outstanding shares of common stock.

AJIA INNOGROUP HOLDINGS, LTD

Explanatory Note

This amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) of Ajia Innogroup Holdings, Ltd. (“the Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2018, which was originally filed with the Securities and Exchange Commission on February 20, 2019 (the “Original Filing”). The Amendment corrects some numerical errors in non-operating income in the Original Filing and several typo errors found. No other changes have been made to the Amendment.

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

2

AJIA INNOGROUP HOLDINGS, LTD

PART II OTHER INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
December 31, 2018 and June 30, 2018
(Unaudited)

	Dec 31	June 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,625	$1,816
Accounts receivable	30,000	2,768
Prepayments and other receivables	1,603	1,600

Total current assets	34,228	6,184

Non-current assets
Plant and equipment, net	788	886
Total assets	$35,016	$7,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$53,446	$36,045
Amount due to a related party	229,768	104,236

Total current liabilities	283,214	140,281

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued
Common stock: $0.001 par value, 500,000,000 shares authorized, 7,270,000 & 10,270,000 shares issued and outstanding at December 31 & June 30, 2018 respectively	$7,270	$7,270
Shares to be cancelled	-	3,000
Additional paid-in capital	63,700	189,400
Accumulated other comprehensive income	318	421
Accumulated deficit	(319,486)	(333,302)

Total stockholders’ deficit	(248,198)	(133,211)

Total liabilities and stockholders’ deficit	$35,016	$7,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Interim Statements of Operations

For the three and six months ended December 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017

Revenue	$30,000	$994	$30,000	$13,815
Cost of sales	-	-	-	10,256

Gross profit	30,000	994	30,000	3,559

Non-operating income	126,006	555	126,007	555

Total income	156,006	1,549	156,007	4,114

Expenses
General and administrative expense	88,752	94,749	142,191	100,626

Total expenses	88,752	94,749	142,191	100,626

Net profit/(loss)	$67,254	$(93,200)	$13,816	$(96,512)

Basic and diluted earnings/(loss) per common share	$0.01	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,717,083	7,718,641	10,204,783	7,718,641

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statement of Stockholders’ Equity

For the six month ended December 31, 2018 and 2017

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2017	7,250,000	$7,250	$-	$53,720	$-	$(67,205)	$(6,235)

Common stock issued	20,000	20	-	9,980	-	-	10,000
Shares issued for projects	3,000,000	3,000	-	125,700	-	-	128,700
Net loss for the year	-	-	-	-	-	(96,512)	(96,512)
Foreign currency translation adjustment	-	-	-	-	-	-	-
Balance as of December 31, 2017	10,270,000	$10,270	$-	$189,400	$-	$(163,717)	$35,953
Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Shares cancelled during the period	-	-	(3,000)	(125,700)	-	-	(128,700)
Net income for the period	-	-	-	-	-	13,816	13,816
Foreign currency translation adjustment	-	-	-	-	(103)	-	(103)
Balance as of December 31, 2018	7,270,000	$7,270	$-	$63,700	$318	$(319,486)	$(248,198)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows

For the six months ended December 31, 2018 and 2017

(Unaudited)

	For the six months ended December 31,
	2018	2017
Cash flow from operating activities
Net profit/(loss)	$13,816	$(96,512)
Less: Depreciation	98	-
Other non-cash item	(103)	-
Cashflow from the operating activities	13,811	(96,512)
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(27,232)	(994)
Increase in prepaid expense	(3)	(21,676)
Increase/(Decrease) in accrued expense	17,401	(4,015)
Increase in due to related party	125,532	118,065

Net cash provided by/(used in) operating activities	129,509	(5,132)

Cash flow from financing activities
Proceeds from stock issued or to be issued	-	10,000
Cancellation of shares	(128,700)	-

Net cash (used in)/provided by financing activities	(128,700)	10,000

Net increase in cash	809	4,868

Cash, at beginning of period	1,816	30

Cash, at end of period	$2,625	$4,898

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “ Income Taxes “ (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the six months ended December 31, 2018 and 2017. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “ Earnings per Share “. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	2018	2017
Period-end HK$:US$1 exchange rate	7.8405	7.8149
Period average HK$:US$1 exchange rate	7.8386	7.8110
Period-end RMB:US$1 exchange rate	6.7691	6.5064
Period average RMB:US$1 exchange rate	6.8027	6.6416

•	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “ Fair Value Measurements and Disclosures “ (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The Company has experienced a net profit of $13,816 and positive operating cash flows of $129,509 for the period ended December 31, 2018. Also, at December 31, 2018, the Company has incurred an accumulated deficit of $319,486.

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

As of June 30, 2018, the balance $104,236 related the loan account of the Director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and due on demand.

As of December 31, 2018, amount due to a related party of $229,768 represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free with no fixed repayment term.

Free Office Space from its Majority Stockholder

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018 up through the date the Company issued the audited consolidated financial statements. During the period, the Company had the following material recognizable subsequent events.

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

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2018 is $142,191 and for the three months ended December 31, 2017 is $100,626.

Net Income (Loss)

During the three months ended Sept 30, 2018 and 2017, the company recognized net income $13,816 and net loss $93,200 respectively.

Liquidity and Capital Resources

On December 31, 2018, we had total current assets of $34,228 which consist of $2,625 in Cash, $30,000 in account receivable and $1,603 in prepayment and other receivables. We had total current liabilities of $283,214, which consist of $53,446 due to related party and $229,768 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through December 31, 2018 totaling $319,486 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2018 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

