Form 10-K
period 2019-06-30
Ajia Innogroup Holdings, Ltd.
filed 2019-09-30
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

As of September 25, 2019 the registrant had 101,020,000 issued and outstanding shares of common stock.

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

On November 24, 2017, the Board of Directors (the “Board”) accepted the resignation of Ms. Elaine Yin Ling Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director of the Company; Mr. Wai Hing Samuel Lai was elected as Chief Financial Officer of the Company; Shun Ching (Dickson) Wong was elected as a Director and a Member of the Audit Committee of the Company; Ms. Sin Kei Stella Hui was elected as a Director and a Member of the Audit Committee; Ms. Kiu Chung Jacqueline Tang was elected as Chief Operating Officer of the Company; Mr. Jeffrey Firestone was elected as Director and Vice President of Investor Relations of the Company; Dr. Kwai Lam Terence Wong was elected as Vice President of Investor Relations and Elaine Yin Ling Wan was elected as Director, Secretary and Treasurer.

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project ("Project"), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. ("Alipay") collection code system. As a part of the agreement, the Company will share 10% of expenses and profit on the Project.

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

Nevertheless, even with the above remedies, the returns from the projects are still not satisfied by the Company’s management and are far below the estimations made from Renhai to the Company. In this regard, on December 28, 2018, both parties agreed that the agreements between Shengia and Renhai are rescinded and voided. Renhai shall return the Company’s 3,000,000 shares to the Company for cancellation and the Company shall return all the incomes previously received from Renhai. The Company cancelled these 3,000,000 shares of common stock on December 28, 2018.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000.00 to Full Yick International Ltd. Pursuant to the terms the convertible promissory note was convertible into 93,750,000 common shares of the Company at $0.0032 per share on July 31, 2019. On or about August 9, 2019, Full Yick International Ltd. exercised their option to convert the $300,000.00 note into 93,750,000 common shares of the Company, which constitutes approximately 92.8% of the issued and outstanding common shares of the Company, and instructed the Company to issue the shares to approximately 84 shareholders. Of those approximately 84 shareholders, the largest, Full Yick International, Ltd., holds 12,038,723 shares, or approximately 11.9% of the issued and outstanding shares of the Company. There are no arrangements between the members of the former and new control groups and their associates with respect to election of directors or other matters.

On September 20, 2019, Mr. Kin Chung Ken Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai Thomas Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors – Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company

Business Plan

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project ("Project"), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. ("Alipay") collection code system. The Company plans to acquire additional interest in this project as the project develops.

In addition to the Alipay collection code project, the Company is planning to acquire a business in the development of self-help photo kiosks, which is to be implemented at major convenient locations, such as shopping mall, buildings nearby subway station, etc. to attract customers to use the service. Arising from the growing needs of identity verification and photos for official processing of formal permit applications (e.g. such as driving license, individual identification card, passport and visa application, and etc.), this new business will implement innovative photo kiosks in major locations in cities to provide economic and convenient self-help service. This type of mini photo kiosks provides a one stop self-help service center to allow the customers to apply varieties of permits through a simple process from the identity verification, photo taking, document scanning, and electronic signature to making payment.

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

Place of Operation

Our executive and operating office is located at Room 1001, 10/F., Grandmark, No. 10 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our management team is located at this office and will have to travel to China regularly to pursue the development of its businesses.

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

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized no revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2019 and 2018, was $244,984 and $266,097, respectively, most of which is for professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our industry has many competitors that have significantly greater financial and marketing resources than do we. There are no assurances that our efforts to compete in the marketplace will be successful. We are a relatively late entry into a mature market for self-help photo kiosks. There can be no assurance that we will be able to develop a profitable niche in this market.

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

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $12,500 to provide sufficient capital to commence with operations and development of the business plan. Our business plan contemplates having self-help photo kiosks to be implemented at convenient locations, such as shopping malls, near subway stations, etc. Our limited marketing activities may not attract enough clients to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

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

Item 1B. Unresolved Staff Comments.

As of June 30, 2019 there are no unresolved Staff Comments.

Item 2. Properties.

The Company’s corporate address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. Phone: (702) 360-0652 for administrative purposes. Our executive and operating office is located at Room 1001, 10/F., Grandmark, No. 10 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding, nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity

No public market currently exists for shares of our common stock. We intend to contact a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Of the 7,270,000 shares of common stock outstanding as of June 30, 2019, 4,148,296 shares are restricted shares and may only be resold in compliance with Rule 144 of the Securities Act of 1933. We have no outstanding shares of common stock or any other securities to which we have granted registration rights.

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

Comparison of the Years Ended June 30, 2019 and 2018

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2019 and 2018 were $206,616 and 310,677 respectively. Operating expenses in June 30, 2019 consisted of professional fees of $109,374 and general and administrative expense $97,242. Operating expenses in June 30, 2018 consisted of professional fees of $105,314, general and administrative expense $146,376 and impairment loss on intangible assets of $58,987.

Net Loss

During the year ended June 30, 2019 and 2018 the Company recognized net losses of $244,984 and $266,097.

Liquidity and Capital Resources

At June 30, 2019 and 2018, we had current assets of $36,605 and $6,184 which consisting of cash and cash equivalents and prepaid expenses. At June 30, 2019 and 2018, our total current liabilities were $416,375 and $140,281 respectively consisting of accrued expenses and due to related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party. Net cash provided by financing activities for the year ended June 30, 2019 was $283,429, which consists of advances from a director. During the year ended June 30, 2018 net cash provided by financing activities was $113,681, which consists of common stock to be issued and advances from a director.

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

While an officer and director has generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between any officer and director, and Ajia. During the first year of operations, our officer and director will also provide his labor at no charge.

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

Office

The Company has an administrative office is located at 1980 Festival Plaza Drive Suite 530, Las Vegas, Nevada 89135. The telephone number is: (702) 360-0652 .

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide information pursuant to this item.

Item 8. Financial Statements and Supplementary Data.

AJIA INNOGROUP HOLDINGS, LTD.

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AJIA INNOGROUP HOLDINGS, LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ajia Innogroup Holdings Ltd. and its subsidiaries (the ‘Company’) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the year ended 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows each of the years ended June 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $578,286 and net loss of $244,984. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

September 25, 2019

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$31,867	$1,816
Accounts receivable	-	2,768
Prepayments and other receivables	4,738	1,600

Total current assets	36,605	6,184

Non-current assets
Plant and equipment, net	696	886

TOTAL ASSETS	$37,301	$7,070

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other payables and accrued liabilities	$28,710	$36,045
Amount due to a related party	387,665	104,236

Total current liabilities	416,375	140,281

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued	-	-
Common stock, $0.001 par value; 500,000,000 and 75,000,000 shares authorized; 7,270,000 and 10,270,000 shares issued and outstanding as of June 30, 2019 and 2018	7,270	7,270
Shares to be cancelled	-	3,000
Additional paid-in capital	192,400	189,400
Accumulated other comprehensive (loss) income	(458)	421
Accumulated deficit	(578,286)	(333,302)

Total stockholders’ deficit	(379,074)	(133,211)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,301	$7,070

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2019	2018

Revenues, net	$49,997	$105,638

Cost of revenue	(88,389)	(61,641)

Gross (loss)/profit	(38,392)	43,997

Operating expenses
General and administrative	(97,242)	(146,376)
Professional fee	(109,374)	(105,314)
Impairment loss on intangible assets	-	(58,987)
Total operating expenses	(206,616)	(310,677)

LOSS FROM OPERATIONS	(245,008)	(266,680)

Other income:
Foreign exchange gain	22	-
Gain from forgiveness of related party loan	-	580
Interest income	2	3
Total other income	24	583

LOSS BEFORE INCOME TAXES	(244,984)	(266,097)

Income tax expense	-	-

NET LOSS	$(244,984)	$(266,097)

Other comprehensive income:
- Foreign currency translation gain	(879)	421

COMPREHENSIVE LOSS	$(245,863)	$(265,676)

Net loss per share – Basic and diluted	(0.03)	(0.03)

Weighted average common shares outstanding – Basic and diluted	8,749,452	9,011,973

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(244,984)	$(266,097)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	193	69,794
Impairment loss on intangible assets	-	58,987
Change in operating assets and liabilities:
Account receivable	2,768	(2,768)
Prepayments and other receivables	(3,138)	(810)
Other payables and accrued liabilities	(7,335)	29,545
Net cash used in operating activities	(252,496)	(111,349)

Cash flows from investing activities:
Purchase of plant and equipment	-	(967)
Net cash used in investing activities	-	(967)

Cash flows from financing activities:
Advances from a director	283,429	103,681
Proceeds from issuance of common stock	-	10,000
Net cash provided by financing activities	283,429	113,681

Effect of exchange rate changes on cash and cash equivalents	(882)	421

Net change in cash and cash equivalents	30,051	1,786

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	1,816	30

CASH AND CASH EQUIVALENT, END OF YEAR	$31,867	$1,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Shares cancelled	$3,000	$-

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	can to be celled	paid-in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2017	7,250,000	$7,250	$-	$53,720	$-	$(67,205)	$(6,235)

Common stock issued	20,000	20	-	9,980	-	-	10,000
Shares issued for projects	3,000,000	3,000	-	125,700	-	-	128,700
Shares to be cancelled	(3,000,000)	(3,000)	3,000	-	-	-	-
Net loss for the year	-	-	-	-	-	(266,097)	(266,097)
Foreign currency translation adjustment	-	-	-	-	421	-	421
Balance as of June 30, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Shares cancelled	-	-	(3,000)	3,000	-	-	-
Net loss for the year	-	-	-	-	-	(244,984)	(244,984)
Foreign currency translation adjustment	-	-	-	-	(879)	-	(879)
Balance as of June 30, 2019	7,270,000	$7,270	$-	$192,400	$(458)	$(578,286)	$(379,074)

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

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

On November 24, 2017, the Board of Directors (the “Board”) accepted the resignation of Ms. Elaine Yin Ling Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director of the Company; Mr. Wai Hing Samuel Lai was elected as Chief Financial Officer of the Company; Shun Ching (Dickson) Wong was elected as a Director and a Member of the Audit Committee of the Company; Ms. Sin Kei Stella Hui was elected as a Director and a Member of the Audit Committee; Ms. Kiu Chung Jacqueline Tang was elected as Chief Operating Officer of the Company; Mr. Jeffrey Firestone was elected as Director and Vice President of Investor Relations of the Company; Dr. Kwai Lam Terence Wong was elected as Vice President of Investor Relations and Elaine Yin Ling Wan was elected as Director, Secretary and Treasurer.

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project ("Project"), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. ("Alipay") collection code system. As a part of the agreement, the Company will share 10% of expenses and profit on the Project.

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

Nevertheless, even with the above remedies, the returns from the projects are still not satisfied by the Company’s management and are far below the estimations made from Renhai to the Company. In this regard, on December 28, 2018, both parties agreed that the agreements between Shengia and Renhai are rescinded and voided. Renhai shall return the Company’s 3,000,000 shares to the Company for cancellation and the Company shall return all the incomes previously received from Renhai. The Company cancelled these 3,000,000 shares of common stock on December 28, 2018.

On September 20, 2019, Mr. Kin Chung Ken Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai Thomas Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors – Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

The details of the Company’s subsidiaries are described below:

Name	Place of incorporationand kind of legal entity	Principal activitiesand place of operation	Particulars of issued/registered share capital	Effective interest Held
Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of system setup and maintenance services, investment holding	100 issued shares of HK$1 each	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Trading business	HK$1,000,000	100%

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $244,984 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $578,286 as of June 30, 2019. The continuation of the Company as a going concern through June 30, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

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

The Company’s revenue recognition policies are in compliance with ASC 605-35 “Revenue Recognition”. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.

For the Company’s business in catering system development and training, monthly revenue is recognized when the Company satisfies its obligation by transferring control of the promised goods or performance of services to the customer.

The Company recognizes revenues on sales of its services, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to performance obligations in the contract; and

•	recognize revenue as the performance obligation is satisfied.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2019 and 2018. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2019	2018
Year-end HK$:US$1 exchange rate	7.8139	7.8464
Annual average HK$:US$1 exchange rate	7.8405	7.8000
Year-end RMB:US$1 exchange rate	6.8680	6.6210
Annual average RMB:US$1 exchange rate	6.8239	6.5047

•	Pension cost

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

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended June 30, 2019 and 2018, the Company operates in one reportable operating segment in Hong Kong.

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

•	Commitments and contingencies

The Company follows the ASC 450-20, “Commitments” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1 : Observable inputs such as quoted prices in active markets;

☐	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

☐	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Recent accounting pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. This ASU requires that, for leases longer than one year, a lessee recognize in the statements of financial position a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability, representing the liability to make lease payments. It also requires that for finance leases, a lessee recognize interest expense on the lease liability, separately from the amortization of the right-of-use asset in the statements of earnings, while for operating leases, such amounts should be recognized as a combined expense.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The Company has adopted ASU 2016-15 in the first quarter of fiscal 2019.

The FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, ASU No. 2014-09 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 supersedes most existing U.S. GAAP revenue recognition principles, and it permits the use of either the retrospective or cumulative effect transition method. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has adopted ASU No. 2014-09 in the first quarter of fiscal 2019, which does not have a material impact on the Company's consolidated financial statements and related disclosures.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)", effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company has adopted ASU No. 2016-18 in the first quarter of fiscal 2019, which does not have a material impact on the Company's consolidated financial statements and related disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4 INTANGIBLE ASSETS

Details of intangible assets are as follows:

	As of June 30,
	2019	2018

Service project, at cost	$-	$128,700
Less: accumulated amortisation	-	(69,713)
Less: impairment	-	(58,987)
	$-	$-

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of June 30,
	2019	2018

Computer equipment, at cost	$967	$967
Foreign translation difference	4	-
	971	967
Less: accumulated depreciation	(274)	(81)
Less: foreign translation difference	(1)	-
	$696	$886

Depreciation expense for the years ended June 30, 2019 and 2018 were $193 and $81, respectively.

6. AMOUNT DUE TO A RELATED PARTY

As of June 30, 2019 and 2018, amount due to a related party represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free and had no fixed terms of repayment.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

7. INCOME TAXES

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

Hong Kong

For the years ended June 30, 2019 and 2018, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended June 30, 2019 and 2018 are as follows:

	Years ended June 30,
	2019	2018

Loss before income taxes	$(120,881)	$(18,787)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(19,945)	(3,099)
Non-deductible items	31	50
Deductible items	(10)	(109)
Tax loss not recognized as deferred tax	19,924	3,158

Income tax expense	$-	$-

As of June 30, 2019, Hong Kong operation generated approximately $19,924 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

For the years ended June 30, 2019 and 2018, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of June 30, 2019, the PRC operation incurred $16,048 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$112,293	$89,776
– Hong Kong	23,082	3,158
– The PRC	4,322	310
Total deferred tax assets	139,697	93,244
Less: valuation allowance	(139,697)	(93,244)
Net deferred tax assets	$-	$-

As of June 30, 2019, the Company incurred $578,286 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $139,697 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended June 30, 2019, the valuation allowance increased by $46,453, primarily relating to net operating loss carryforwards.

8. PENSION COSTS

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants' relevant income based on their ages and wages level. The total contributions made were $551 and $1,768 for the years ended June 30, 2019 and 2018, respectively

9. STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On June 30, 2019, none of the preferred shares have been issued.

(b) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On December 15, 2018, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

On August 23, 2016, the Company received $50,000 from investors for 2,000,000 shares of common stock to be issued. The shares were subscribed as per a Registration Statement filed with the SEC to register and sell 2,000,000 shares of newly issued common stock at an offering price of $0.025 per share. The Company issued the shares on September 25, 2016.

On July 10, 2017, the Company issued 20,000 shares of its common stock at $0.50 per share for cash proceeds of $10,000.

On December 1, 2017, the Company entered into an agreement to exchange 3,000,000 shares of its common stock at a value of $128,700 and acquire 10% ownership of the Project. This amount has been recorded as an intangible asset.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars ( US$ ), except for number of shares)

On December 28, 2018, 3,000,000 shares of the Company’s common stocks were cancelled upon the termination of the agreements.

As of June 30, 2019 and 2018, the Company had a total of 7,270,000 and 10,270,000 shares of its common stock issued and outstanding.

10. RELATED PARTY TRANSACTIONS

Advances from Director

From time to time, a director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a director was not significant.

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended June 30, 2019, there was one customer who represented more than 10% of the Company’s revenues. This customer accounted for 100% of the Company’s revenues amounting to $49,997 with $0 of accounts receivable.

For the year ended June 30, 2018, two customers represented more than 10% of the Company’s revenues. These customers accounted for 89% (58% and 30%) of the Company’s revenues amounting to $90,000 ($60,000 and $30,000 respectively) with $0 of accounts receivable.

These customers are located in Hong Kong and the PRC.

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

(c) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in HK$ and a significant portion of the assets and liabilities are denominated in HK$. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and HK$. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2019 and 2018, there were no commitments and contingencies involved.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000.00 to Full Yick International Ltd. Pursuant to the terms of the convertible promissory note, the note was convertible into 93,750,000 common shares of the Company at $0.0032 per share on July 31, 2019. On or about August 9, 2019, Full Yick International Limited exercised their option to convert the $300,000 note into 93,750,000 common shares of the Company, which constitutes approximately 92.8% of the issued and outstanding common shares of the Company, and instructed the Company to issue the shares to approximately 84 shareholders. Of those approximately 84 shareholders, the largest, Full Yick International, Ltd., holds 12,038,723 shares, or approximately 11.9% of the issued and outstanding shares of the Company. There are no arrangements between the members of the former and new control groups and their associates with respect to election of directors or other matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Director and the Chief Executive Officer of the Company handles all aspects of the company.

On November 24, 2017, the Board of Directors (the “Board”) accepted the resignation of Ms. Elaine Yin Ling Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director of the Company; Mr. Wai Hing Samuel Lai was elected as Chief Financial Officer of the Company; Shun Ching (Dickson) Wong was elected as a Director and a Member of the Audit Committee of the Company; Ms. Sin Kei Stella Hui was elected as a Director and a Member of the Audit Committee; Ms. Kiu Chung Jacqueline Tang was elected as Chief Operating Officer of the Company; Mr. Jeffrey Firestone was elected as Director and Vice President of Investor Relations of the Company; Dr. Kwai Lam Terence Wong was elected as Vice President of Investor Relations and Elaine Yin Ling Wan was elected as Director, Secretary and Treasurer.

Effective February 9, 2018, the Board accepted the resignation of Jeffrey S. Firestone from his position as Vice President and director of the Company.

On September 20, 2019, Mr. Kin Chung Ken Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai Thomas Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors – Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended June 30, 2019 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Director and Chief Executive Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2019 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

On November 24, 2017, the Board of Directors (the “Board”) accepted the resignation of Ms. Elaine Yin Ling Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director of the Company; Mr. Wai Hing Samuel Lai was elected as Chief Financial Officer of the Company; Shun Ching (Dickson) Wong was elected as a Director and a Member of the Audit Committee of the Company; Ms. Sin Kei Stella Hui was elected as a Director and a Member of the Audit Committee; Ms. Kiu Chung Jacqueline Tang was elected as Chief Operating Officer of the Company; Mr. Jeffrey Firestone was elected as Director and Vice President of Investor Relations of the Company; Dr. Kwai Lam Terence Wong was elected as Vice President of Investor Relations and Elaine Yin Ling Wan was elected as Director, Secretary and Treasurer. Effective February 9, 2018, the Board accepted the resignation of Jeffrey S. Firestone from his position as Vice President and director of the Company.

On September 20, 2019, Mr. Kin Chung Ken Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai Thomas Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors – Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company

The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officer and director set forth herein is our only officer, director, promoter and control person, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

Zhiqiang Liang (Director, CEO and President)

Mr. Liang was graduated from the College of life science, South China Normal University. In 2004, he worked in Chinese Researcher of Easy Care. From 2005 to 2006, he was the China Asia Pacific Operation Director of Joyful (which is an Hong Kong listed company). From Feb. to Apr. 2006, he was the China Market Department Director of Watsons (which is an Hong Kong listed company). He was then the Business Manager and the Director of the Internet Business Department in GuangDong E-serve United Co., Ltd (which is an state-owned company). From 2017 to 2018, he was the Marketing Manager of GuangDong GW E-Commerce Limited by Share Ltd (which is state-owned third party payment company). From 2012 to 2018, he was the Domestic Marketing Consultant and Executive Director of Hong Kong GoFun Holding. In the meantime, from 2016 to 2018 and from 2017 to 2018, he was CEO of Guangzhou Parameters Information & Tech Co., Ltd and the partner of GuangDong Federal Vehicle Network Tech Ltd (which is state-owned) respectively.

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

Kin Chung Tam (“Ken”) – Director

Mr. Tam possess bachelor Degree on Design Innovation from Victoria University of Wellington New Zealand since 2014. He is working on brand design and marketing strategy for a decade. Nowadays, he is founder Brand Production Limited in Hong Kong and director Create Sth Marketing Limited in Hong Kong and China.

Hung Hin Samuel Leung – Director and Member of the Audit Committee

Mr. Leung possess Master Degree on Quantitative Analysis for Business from City University of Hong Kong since 2013. He is working on financial industry for a decade. Nowadays, he is director licensed Trustee Company in Hong Kong and licensed payment settlement company compliance and operation officer in Hong Kong. He also joins serval many public employments including as a public relationship director of Alumni Association of Open University of Hong Kong and Strategic Advisor, TY Caring Foundation.

Kwok Fai Yip (“Thomas”) – Director and Member of the Audit Committee

Mr. Yip obtained his MBA degree in European University in 2017, Thomas is working in Enterprises Risk Management and financial industry for more than 38 years, he holds directorship in two licenses HK Trustee companies and he is the co-founder and director of Seascope Risk Services (HK) Ltd and Bassac Insurance Broker in Cambodia.He is the executive committee member of Professional Insurance Brokers Association which is a Self-regulatory body of HK Insurance Broker since 2013

Kiu Chung Jacqueline Tang – Chief Operating Officer

Ms. Tang obtained BSc. in Accounting and a Finance degree from University of Surrey in 2012. She has 5 years of business management and director experience. In 2013, she joined Go Fun Project Limited (NGO) and Y&L Group International Company Limited as their director. Since 2015, she has been a director of the Yu On Company Limited.

Elaine Yin Ling Wan (Director, Secretary, Treasurer)

Ms. Wan, graduated from the University Of Management & Technology in Arlington, Virginia in 2010. Ms. Wan currently has been the Director of Full Yick International Limited located in Hong Kong since May of 2018. Prior to her position she was Director at Suntransfer Limited in Hong Kong since 2018. She is also director of Jiayu Insurance Finance Limited in Hong Kong since 2017 and Director of Shine Spread Limited in Hong Kong since 2007.

Ms. Wan has extensive experience in managing and consulting and will be great asset to our company.

Audit Committee

Our Audit Committee current consists of Hung Hin Samuel Leung and Kwok Fai Yip.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2019 and 2018, the compensation awarded to, paid to, or earned by, our officers and directors.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Omri Revivo, former sole officer and director	2018	—	—	—	—	—	—	—	—
Zhiqiang, Liang Director, CEO, and President	2019	—	—	—	—	—	—	—	—
Zhiqiang, Liang Director, CEO, and President	2018	—	—	—	—	—	—	—	—
Wai Hing Lai (“Samuel”), CFO	2019	—	—	—	—	—	—	—	—
Wai Hing Lai (“Samuel”), CFO	2018	—	—	—	—	—	—	—	—
Shun Ching (Dickson) Wong, Director	2019	—	—	—	—	—	—	—	—
Shun Ching (Dickson) Wong, Director	2018	—	—	—	—	—	—	—	—
Sin Kei Stella Hui, Director	2019	—	—	—	—	—	—	—	—
Sin Kei Stella Hui, Director	2018	—	—	—	—	—	—	—	—
Kiu Chung Jacqueline Tang, COO	2019	—	—	—	—	—	—	—	—
Kiu Chung Jacqueline Tang, COO	2018	—	—	—	—	—	—	—	—
ElaineYin Ling Wan ,Director, Secretary, Treasurer	2019	—	—	—	—	—	—	—	—
Elaine Yin Ling Wan, Director, Secretary, Treasurer	2018	—	—	—	—	—	—	—	—

Currently, none of our officers and directors are being not compensated for their services during the development stage of our business operations, and they are not considered to be employees of the Company.

We have not paid any salaries in 2019 or 2018. We will not begin paying salaries until we have adequate funds to do so.

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

Compensation of Directors

Our directors have not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended June 30, 2019 and 2018, there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

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

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Common	Elaine Yin Ling Wan	3,930,796	3.9%
Common	Liang, Zhiqiang	217,500	0.2%
Common	Full Yick International Ltd. (4)	93,750,000	92.8%
Common	Directors and Officers as a Group (2 individuals and 1 entity)	97,898,296	96.9%

_________

(1)

The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly.

(3)	Based on 101,020,000 shares issued and outstanding as of September 25, 2019.

(4)	Full Yick International Ltd.’s director and controlling shareholder is Elaine Yin Ling Wan.

Future sales by existing stockholders

A total of 97,898,296 shares of common stock were issued to our officers and directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. As we are a “shell company,” Rule 144 would not be available for the resale of restricted securities by our stockholders until we have complied with the requirements of Rule 144(i).

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Audit Fees and Audit Related Fees	$25,000	$57,080
Tax Fees	-	—
All Other Fees	-	—
TOTAL	$25,000	$57,080

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: September 27, 2019	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Liang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 27, 2019	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Liang
Chief Executive Officer

/s/ Ms. Yin Ling WAN
Dated: September 27, 2019	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Mr. Kin Chung TAM
Dated: September 27, 2019	Ms. Kin Kin Chung TAM
Director

/s/ Mr. Hung Hin Samuel LEUNG
Dated: September 27, 2019	Mr. Hung Hin Samuel LEUNG
Independent Director
Audit Committee

Dated: September 27, 2019	/s/ Mr. Kwok Fai YIP
Mr. Kwok Fai YIP
Independent Director
Audit Committee

