Form 10-Q
period 2019-09-30
Ajia Innogroup Holdings, Ltd.
filed 2019-11-19
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 14, 2019, the registrant had 101,020,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
September 30, 2019 and June 30, 2019
(Unaudited)

	September 30,	June 30,
	2019	2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$18,950	$31,867
Prepayments and other receivables	14,502	4,738

Total current assets	33,452	36,605

Non-current assets
Plant and equipment, net	646	696
Total assets	$34,098	$37,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$37,122	$28,710
Amount due to a related party	173,285	387,665

Total current liabilities	210,407	416,375

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 101,020,000 & 7,270,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019 respectively	$101,020	$7,270
Additional paid-in capital	398,650	192,400
Accumulated other comprehensive income	1,336	(458)
Accumulated deficit	(677,315)	(578,286)

Total stockholders’ deficit	(176,309)	(379,074)

Total liabilities and stockholders’ deficit	$34,098	$37,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Interim Statements of Operations

For the three months ended September 30, 2019 and 2018

(Unaudited)

	For the Three Months Ended September 30,
	2019	2018

Revenue	$9,963	$-
Cost of sales	-	-

Gross profit	9,963	-

Expenses
General and administrative expense	91,123	13,313
Professional fee	17,869	40,126

Total operating expenses	108,992	53,439

Other income
Interest income	-	1
Sundry income	-	-

Net loss	$(99,029)	$(53,438)

Other comprehensive income
Foreign currency translation gain	1,794	(56)

Comprehensive loss	$(97,235)	$(53,494)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	57,281,955	7,270,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statement of Stockholders’ Equity

For the three months ended September 30, 2019 and 2018

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Net loss for the year	-	-	-	-	-	(55,438)	(53.438)
Foreign currency translation adjustment	-	-	-	-	(56)	-	(56)
Balance as of September 30, 2018	7,270,000	$7,270	$3,000	$189,400	$365	$(386,740)	$(186,705)

Balance as of July 1, 2019	7,270,000	$7,270	$-	$192,400	$(458)	$(578,286)	$(379,074)

Issuance of shares on promissory note	93,750,000	93,750	-	206,250	-	-	300,000
Net loss for the period	-	-	-	-	-	(99,029)	(99,029)
Foreign currency translation adjustment	-	-	-	-	1,794	-	1,794
Balance as of September 30, 2019	101,020,000	$101,020	$-	$398,650	$1,336	$(677,315)	$(176,309)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Interim Statements of Cash Flows

For the three months ended September 30, 2019 and 2018

(Unaudited)

	For the three months ended September 30,
	2019	2018
Cash flow from operating activities
Net loss	$(99,029)	$(53,438)
Less: Depreciation	48	48
Cashflow from the operating activities	(98,981)	(53,390)
Changes in Operating Assets and Liabilities:
Decrease/(increase) in accounts receivable	-	61
Increase in prepayments and other receivables	(9,764)	(3)
Increase/(Decrease) in other payables and accrued liabilities	8,412	3,635

Net cash provided by/(used in) operating activities	(100,333)	(49,697)

Cash flow from financing activities
Advance from a director	85,743	51,951

Net cash provided by financing activities	85,743	51,951

Effect of exchange rate changes on cash and cash equivalents	1,673	(56)

Net increase in cash	(12,917)	2,198

Cash, at beginning of period	31,867	1,816

Cash, at end of period	$18,950	$4,014

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for the settlement of related party loan	$300,000	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

In the opinion of management, the consolidated balance sheet as of June 30, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2019.

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

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held
Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%
AJia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of system setup and maintenance services, investment holding	100 issued shares of HK$1 each	100%
Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Trading business	HK$1,000,000	100%

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

Depreciation expense for the three months ended September 30, 2019 and 2018 were $48 and $48, respectively.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2019	2018
Period-end HK$:US$1 exchange rate	7.8396	7.8405
Period average HK$:US$1 exchange rate	7.8289	7.8386
Period-end RMB:US$1 exchange rate	7.1360	6,7691
Period average RMB:US$1 exchange rate	7.0150	6,8027

•	Related parties

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

The Company has experienced a net loss of $99,209 and negative operating cash flows of $100,333 for the period ended September 30, 2019. Also, at September 30, 2019, the Company has incurred an accumulated deficit of $677,315.

The continuation of the Company as a going concern through September 30, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 5 – PREFERRED STOCK AND COMMON STOCK

(A) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On September 30, 2019 and 2018, none of the preferred shares have been issued.

(B) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On December 15, 2017, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

As of September 30, 2019 and June 30, 2019, the Company had a total of 101,020,000 and 7,270,000 shares of its common stock issued and outstanding.

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000 to Full Yick International Ltd, a major shareholder to settle with the related party loan. Pursuant to the terms of the convertible promissory note, the note has an option to convert into 93,750,000 common shares of the Company at $0.0032 per share, on or the earlier of July 31, 2018. On July 31, 2019, Full Yick International Limited exercised their option to convert the $300,000 note into 93,750,000 common shares of the Company, at the price of $0.0032 per share. On August 9, 2019, the Company approved the share issuance of 93,750,000 common shares to Full Yick International Limited.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of September 30, 2019, the balance $173,285 related the loan account of the Director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and due on demand.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2019 and 2018

Revenues

During the three months ended September 30, 2019, we have derived income of $9,693 (2018: $0).

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2019 is $108,992 and for the three months ended September 30, 2018 is $53,439.

Net Income (Loss)

During the three months ended September 30, 2019 and 2018 the company recognized net losses $99,029 and $53,438 respectively.

Liquidity and Capital Resources

On September 30, 2019, we had total current assets of $33,452 which consist of $18,950 in Cash and $14,502 in prepayment and other receivables. We had total current liabilities of $210,407, which consist of $173,285 due to related party and $37,122 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through September 30, 2019 totaling $677,315 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of September 30, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2019, our Company’s disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended September 30, 2019, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: November 19, 2019	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Liang
Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2019	/s/ Mr. Wai Hing (Samuel) Lai
Mr. Wai Hing (Samuel) Lai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

