Form 10-Q
period 2019-12-31
Ajia Innogroup Holdings, Ltd.
filed 2020-02-14
CIK 1650739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of February 14, 2020, the registrant had 101,020,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

PART II OTHER INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2019 and June 30, 2019
(Unaudited)

	December 31,	June 30,
	2019	2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$27,610	$31,867
Prepayments and other receivables	826	4,738

Total current assets	28,436	36,605

Non-current assets
Plant and equipment, net	599	696
Total assets	$29,035	$37,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$33,727	$28,710
Amount due to a related party	135,844	387,665

Total current liabilities	169,571	416,375

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 101,020,000 & 7,270,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019 respectively	$101,020	$7,270
Additional paid-in capital	398,650	192,400
Accumulated other comprehensive income	794	(458)
Accumulated deficit	(641,000)	(578,286)

Total stockholders’ deficit	(140,536)	(379,074)

Total liabilities and stockholders’ deficit	$29,035	$37,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss
For the three and six months ended December 31, 2019 and 2018
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2019	2018	2019	2018

Revenue	$10,117	$30,000	$20,080	$30,000
Cost of sales	-	-	-	-

Gross profit	10,117	30,000	20,080	30,000

Expenses
General and administrative expense	39,022	88,752	130,145	43,263
Professional fees	19,876	-	37,745	98,928

Total operating expenses	58,898	88,752	167,890	142,191

Other income
Interest income	3	-	3	-
Sundry income	85,093	126,006	85,093	126,007

Total other income	85,096	126,006	85,096	126,007

Net income/(loss)	$36,315	$67,254	$(62,714)	$13,816

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(542)	(47)	1,252	(103)

Comprehensive income/(loss)	35,773	67,207	(61,462)	13,713

Basic and diluted income/(loss) per common share	$0.00	$0.01	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	101,020,000	9,717,083	79,111,033	10,204,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity
For the three and six months ended December 31, 2019 and 2018
(Unaudited)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Net loss for the period	-	-	-	-	-	13,816	13,816
Foreign currency translation adjustment	-	-	-	-	(103)	-	(103)
Shares cancelled	-	-	(3,000)	(125,700)	-	-	(128,700)
Balance as of December 31, 2018	7,270,000	$7,270	$-	$63,700	$318	$(319,486)	$(248,198)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of October 1, 2018	7,270,000	$7,270	$3,000	$189,400	$365	$(386,740)	$(186,705)

Net profit for the period	-	-	-	-	-	67,254	67,254
Foreign currency translation adjustment	-	-	-	-	(47)	-	(47)
Shares cancelled	-	-	(3,000)	(125,700)	-	-	(128,700)
Balance as of December 31, 2018	7,270,000	$7,270	$-	$63,700	$318	$(319,486)	$(248,198)
Balance as of July 1, 2019	7,270,000	$7,270	$-	$192,400	$(458)	$(578,286)	$(379,074)

Issuance of shares on promissory note	93,750,000	93,750	-	206,250	-	-	300,000
Net loss for the period	-	-	-	-	-	(62,714)	(62,714)
Foreign currency translation adjustment	-	-	-	-	1,252	-	1,252
Balance as of December 31, 2019	101,020,000	$101,020	$-	$398,650	$794	$(641,000)	$(140,536)
Balance as of October 1, 2019	101,020,000	$101,020	$-	$398,650	$1,336	$(677,315)	$(176,309)

Net profit for the period	-	-	-	-	-	36,315	36,315
Foreign currency translation adjustment	-	-	-	-	(542)	-	(542)
Balance as of December 31, 2019	101,020,000	$101,020	$-	$398,650	$794	$(641,000)	$(140,536)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Statements of Cash Flows
For the six months ended December 31, 2019 and 2018
(Unaudited)

	For the six months ended December 31,
	2019	2018
Cash flow from operating activities
Net loss	$(62,714)	$13,816
Less: Depreciation	97	98
Other non-cash item	-	(103)
Cash flow from the operating activities	(62,617)	13,811
Changes in Operating Assets and Liabilities:
Decrease/(increase) in prepayments and other receivables	3,912	(27,235)
Increase in other payables and accrued liabilities	5,017	17,401

Net cash (used in)/provided by operating activities	(53,688)	3,977

Cash flow from financing activities
Advance from a director	48,179	125,532
Cancellation of share	-	(128,700)

Net cash provided by/(used in) financing activities	48,179	(3,168)

Effect of exchange rate changes on cash and cash equivalents	1,252	-

Net (decrease)/increase in cash	(4,257)	809

Cash, at beginning of period	31,867	1,816

Cash, at end of period	$27,610	$2,625

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for the settlement of promissory note	$300,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2019
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

In the opinion of management, the consolidated balance sheet as of June 30, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020 or for any future period.

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

Depreciation expense for the six months ended December 31, 2019 and 2018 were $97and $98, respectively.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2019. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2019	2018
Period-end HK$:US$1 exchange rate	7.7872	7.8405
Period average HK$:US$1 exchange rate	7.8267	7.8386
Period-end RMB:US$1 exchange rate	6.9668	6,7691
Period average RMB:US$1 exchange rate	7.0285	6,8027

•	Related parties

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

The Company has experienced a net loss of $62,714 and negative operating cash flows of $53,688 for the period ended December 31, 2019. Also, at December 31, 2019, the Company has incurred an accumulated deficit of $641,000.

The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 5 – PREFERRED STOCK AND COMMON STOCK

(A) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On December 31, 2019 and 2018, none of the preferred shares have been issued.

(B) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. On December 15, 2017, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

As of December 31, 2019 and June 30, 2018, the Company had a total of 101,020,000 and 7,270,000 shares of its common stock issued and outstanding.

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000 to Full Yick International Ltd, a major shareholder to settle with the related party loan. Pursuant to the terms of the convertible promissory note, the note has an option to convert into 93,750,000 common shares of the Company at $0.0032 per share, on or the earlier of July 31, 2019. On July 31, 2019, Full Yick International Limited exercised their option to convert the $300,000 note into 93,750,000 common shares of the Company, at the price of $0.0032 per share. On August 9, 2019, the Company approved the share issuance of 93,750,000 common shares to Full Yick International Limited.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of December 31, 2019, the balance $135,844 related the loan account of the Director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and due on demand.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

On April 25, 2018, the Company announced that its wholly owned subsidiary, Guangzhou Shengjia Trading Co., Ltd. of Guangzhou, China (“Shengjia”) has entered into an agreement with Guangzhou Renhai Network Technology Co., Ltd. (“Renhai”) in which Shengjia would replace its 10% interest in the Alipay payment code business development project (“Alipay Project”), with a 30% interest of Renhai’s new China Mobile project. Renhai has recently reached an agreement with China Mobile Communications Corporation (“China Mobile”) whereby Renhai and China Mobile are to sign an agreement appointing Renhai as one of China Mobile’s marketers in promoting China Mobile’s business products for the period from April 1, 2018 to September 30, 2018. Renhai’s China Mobile agreement will be extended once certain business targets are fulfilled

Nevertheless, even with the above remedies, the returns from the projects are still not satisfied by the Company’s management and are far below the estimations made from Renhai to the Company. In this regard, on December 28, 2018, both parties agreed that the agreements between Shengia and Renhai are rescinded and voided. Renhai shall return the Company’s 3,000,000 shares to the Company for cancellation and the Company shall return all the incomes previously received from Renhai. The Company cancelled these 3,000,000 shares of common stock on December 28, 2018.

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

Furthermore, the Company is now under negotiation with some restaurants in Hong Kong to provide IT services and solutions to them. The Company’s management expects that service contracts shall be concluded and more future incomes shall be received upon these services.

The management will have further announcements when there are further developments in these new business opportunities in the future.

Principal Products, Services and Their Markets

In previous year, our business plan was to create a website and an independent mobile application that enabled consumers to find the best performers, entertainers, bands, speakers and event services easily and which are expected to be accessible for everyone in the United States and Canada. Nevertheless, the management attempts to invest in other IT project and considers acquiring the self-help photo kiosks In recent periods, the management has actively sought business opportunities; however, due to the unstable business and social environments in Hong Kong, the management has experienced hard time to make the Company’s business expansion and growth; however, as mentioned above, the management is still actively look other new business opportunities in the future.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2019 and 2018

Revenues

During the three months ended December 31, 2019, we have derived income of $10,117 (2018: $30,000).

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2019 is $58,898 and for the three months ended December 31, 2018 is $88,752.

Net Income (Loss)

During the three months ended December 31, 2019 and 2018 the company recognized net income $36,315and $67,254 respectively.

Comparison for the Six Months Ended December 31, 2019 and 2018

Revenues

During the six months ended December 31, 2019, we have derived income of $20,080 (2018: $30,000).

Operating Expenses

The Company’s operating expenses for the six months ended December 31, 2019 is $167,890 and for the six months ended December 31, 2018 is $142,191.

Net Income (Loss)

During the six months ended December 31, 2019 and 2018 the company recognized net losses $62,714 and net income of $13,816 respectively.

Liquidity and Capital Resources

As at December 31, 2019, we had total current assets of $28,436 which consist of $27,610 in Cash and $826 in prepayment and other receivables. We had total current liabilities of $169,571, which consist of $135,844 due to related party and $33,727 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through December 31, 2019 totaling $641,000 and experienced a net loss of $62,714 and negative operating cash flows of $53,688 for the period ended December 31, 2019. We have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of December 31, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2019, our Company’s disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during this current quarter ended December 31, 2019, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: February 14, 2020	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Liang
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2020	/s/ Mr. Wai Hing (Samuel) Lai
Mr. Wai Hing (Samuel) Lai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

