Form 10-Q
period 2020-03-31
Ajia Innogroup Holdings, Ltd.
filed 2020-05-15
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 14, 2020, the registrant had 101,120,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2020 and June 30, 2019
(Unaudited)

	March 31,	June 30,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,007	$31,867
Earnest deposit	105,000	-
Prepayments and other receivables	-	4,738

Total current assets	112,007	36,605

Non-current assets
Plant and equipment, net	552	696
Total assets	$112,559	$37,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$54,000	$28,710
Amount due to a related party	99,866	387,665

Total current liabilities	153,866	416,375

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued	-	-
Common stock: $0.001 par value, 500,000,000 shares authorized, 101,120,000 & 7,270,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019 respectively	$101,120	$7,270
Additional paid-in capital	503,550	192,400
Accumulated other comprehensive income (loss)	961	(458)
Accumulated deficit	(646,938)	(578,286)

Total stockholders’ deficit	(41,307)	(379,074)

Total liabilities and stockholders’ deficit	$112,559	$37,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the three and nine months ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2020	2019	2020	2019

Revenue	$10,037	$-	$30,117	$30,000
Cost of sales	-	-	-	-

Gross profit	10,037	-	30,117	30,000

Expenses
General and administrative expense	35,496	9,969	165,641	53,232
Professional fees	44,866	25,735	82,611	124,663

Total operating expenses	80,362	35,704	248,252	177,895

Other income
Interest income	-	-	3	1
Sundry income	64,387	-	149,480	126,006

Total other income	64,387	-	149,483	126,007

Net loss	$(5,938)	$(35,704)	$(68,652)	$(21,888)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	167	(46)	1,419	(149)

Comprehensive loss	(5,771)	(35,750)	(67,233)	(22,037)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	101,022,198	7,270,000	86,361,636	9,240,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Deficit

For the three and nine months ended March 31, 2020 and 2019

(Unaudited)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Net loss for the period	-	-	-	-	-	(21,888)	(21,888)
Foreign currency translation adjustment	-	-	-	-	(149)	-	(149)
Shares cancelled	-	-	(3,000)	(125,700)	-	-	(128,700)
Balance as of March 31, 2019	7,270,000	$7,270	$-	$63,700	$272	$(355,190)	$(283,948)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ deficit

Balance as of January 1, 2019	7,270,000	$7,270	$-	$63,700	$318	$(319,486)	$(248,198)

Net loss for the period	-	-	-	-	-	(35,704)	(35,704)
Foreign currency translation adjustment	-	-	-	-	(46)	-	(46)
Balance as of March 31, 2019	7,270,000	$7,270	$-	$63,700	$272	$(355,190)	$(283,948)

Balance as of July 1, 2019	7,270,000	$7,270	$-	$192,400	$(458)	$(578,286)	$(379,074)

Issuance of shares on promissory note	93,750,000	93,750	-	206,250	-	-	300,000
Issuance of shares as earnest deposit	100,000	100	-	104,900	-	-	105,000
Net loss for the period	-	-	-	-	-	(68,652)	(68,652)
Foreign currency translation adjustment	-	-	-	-	1,419	-	1,419
Balance as of March 31, 2020	101,120,000	$101,120	$-	$503,550	$961	$(646,938)	$(41,307)

Balance as of January 1, 2020	101,020,000	$101,020	$-	$398,650	$794	$(641,000)	$(140,536)

Issuance of shares as earnest deposit	100,000	100	-	104,900	-	-	105,000
Net loss for the period	-	-	-	-	-	(5,938)	(5,938)
Foreign currency translation adjustment	-	-	-	-	167	-	167
Balance as of March 31, 2020	101,120,000	$101,120	$-	$503,550	$961	$(646,938)	$(41,307)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Condensed Consolidated Statements of Cash Flows

For the nine months ended March 31, 2020 and 2019

(Unaudited)

	For the nine months ended March 31,
	2020	2019
Cash flow from operating activities
Net loss	$(68,652)	$(21,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	145
Changes in Operating Assets and Liabilities:
Decrease in prepayments and other receivables	4,738	2,765
Increase in other payables and accrued liabilities	25,290	27,705

Net cash (used in) provided by operating activities	(38,478)	8,727

Cash flow from financing activities
Advance from a director	12,201	140,934
Cancellation of shares	-	(128,700)

Net cash provided by financing activities	12,201	12,234

Effect of exchange rate changes on cash and cash equivalents	1,417	(149)

Net (decrease) increase in cash	(24,860)	20,812

Cash, at beginning of period	31,867	1,816

Cash, at end of period	$7,007	$22,628

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for the settlement of promissory note	$300,000	$-
Shares issued as earnest deposit for potential investment	$105,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

In the opinion of management, the consolidated balance sheet as of June 30, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020 or for any future period.

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

Depreciation expense for the three months ended March 31, 2020 and 2019 were $48 and $48, respectively.

Depreciation expense for the nine months ended March 31, 2020 and 2019 were $146 and $145, respectively.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	2020	2019
Period-end HK$:US$1 exchange rate	7.7525	7.8493
Period average HK$:US$1 exchange rate	7.8081	7.8396
Period-end RMB:US$1 exchange rate	7.0876	6.7111
Period average RMB:US$1 exchange rate	7.0124	6.8218

•	Related parties

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”) which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ” (“ASU 2019-05”) which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses” (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be adopted on a prospective basis. The adoption of ASU 2017-04 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The adoption of ASU 2018-13 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

The Company has experienced a net loss of $68,652 and negative operating cash flows of $38,478 for the period ended March 31, 2020. Also, at March 31, 2020, the Company has incurred an accumulated deficit of $646,938 and its total current liabilities exceeded its total current assets by $41,859.

The continuation of the Company as a going concern through March 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 5 – PREFERRED STOCK AND COMMON STOCK

(A) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On March 31, 2020 and 2019, none of the preferred shares have been issued.

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

On March 30, 2020, the Company, through its wholly-owned subsidiary entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited ("Allied"), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. The Company agreed to issue 100,000 shares of its common stock at the current market value of $1.05 per share, to Allied as a non-refundable deposit of $105,000 to anticipate the business collaboration in this project. The Company shall appoint an independent third party to carry out due diligence and valuation of this project.

As of March 31, 2020 and June 30, 2019, the Company had a total of 101,120,000 and 7,270,000 shares of its common stock issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of March 31, 2020, the balance $99,866 represented the loan account of the Director - Wan Yin Ling, which is unsecured, non-interest bearing, and due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, the Company has no material commitments and contingencies.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company had the following material recognizable subsequent events.

On April 7, 2020, the Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock to Ms. Yin Ling WAN ("Ms. Wan"), the Company’s Executive Director, Company Secretary and treasurer. Ms. Wan has advance significant capital and expended significant time to the company without compensation. As an effort to give Ms. Wan security for her advances and as a precaution to prevent hostile takeover in future, 1,000 shares of Series A of Preferred Shares ("Preferred Shares") were issued to Ms. Wan. These Preferred Shares have the following features attached:

1)	Non-participating in the dividends to the Common Shareholders
2)	No Liquidation Preference
3)

Voting Rights to include: the right to vote in an amount equal to 51% of the total vote with respect to any proposal relating to (a) increasing the authorized share capital of the Company, (b) effecting any forward stock split of the Company’s authorized, issued or outstanding shares of capital stock, and (c) any other matter subject to a shareholder vote.

4)	No conversion rights
5)

Redemption Rights: The Series A shares shall be automatically redeemed upon (a) Ms. Wan ceases to serve as an officer or director of the Company, (b) on the date that the Company’s shares or common stock first trade on any national securities exchange. In these circumstances, the Board shall further consider and resolve the treatment of these shares, including but limited to, reissue to other party, forfeiture thereof.

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

On March 30, 2020, Splendor Radiant Limited, a wholly-owned subsidiary of Ajia Innogroup Holdings, Ltd. ("Ajia"), entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited ("Allied"), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. Ajia has initially issued 100,000 shares of its common stock to Allied to acquire 50% sharing of the profits in this project. The Board shall then appoint an independent third party to carry out due diligence and valuation of the project and, based upon the recommendation of this valuation report, the Board shall issue additional common shares of Ajia to Allied as fair consideration and compensation to acquire 50% profit sharing interest in the project.

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

Principal Products, Services and Their Markets

In last year, our business plan was to create a website and an independent mobile application that enabled consumers to find the best performers, entertainers, bands, speakers and event services easily and which are expected to be accessible for everyone in the United States and Canada. Nevertheless, the management attempts to invest in other IT project and considers acquiring the self-help photo kiosks.

In recent outbreak of Corona virus, people shall be more concern in health products and there shall be a big market potential in this respect and as such, the Board has approved the MOU with Allied mentioned above and the Company shall prepare to start its businesses in promoting stem cell products in the last quarter of the year. The Board did expect that new businesses shall improve the Company’s revenue and shall able to derive profits to the shareholders in the coming months and shall be reflected in the financial statements for the year ending 30 June 2020.

For the photo kiosks business, despite the negative effects caused by Corona Virus such as the disruptions of both local and overseas travelling, the Board would advise that the relevant technology was improving and the user level was also still increasing. The Board hopes that with work and business resumptions in the PRC is on the way, the photo kiosks business shall have better results in the coming months.

Despite of these activities, the Board is still working and looking for other new business opportunities in the future.

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

Results of Operations

Comparison for the Three Months Ended March 31, 2020 and 2019

Revenues

During the three months ended March 31, 2020, we have derived income of $10,037 (2018: $0).

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2020 is $80,362 and for the three months ended March 31, 2019 is $35,704.

Net Income (Loss)

During the three months ended March 31, 2020 and 2019 the company recognized net loss $5,938 and $35,704 respectively.

Comparison for the Nine Months Ended March 31, 2020 and 2019

Revenues

During the nine months ended March 31, 2020, we have derived income of $30,117 (2018: $30,000).

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2020 is $248,252 and for the nine months ended March 31, 2019 is $177,895.

Net Income (Loss)

During the nine months ended March 31, 2020 and 2019 the company recognized net loss $68,652 and $21,888 respectively.

Liquidity and Capital Resources

As at March 31, 2020, we had total current assets of $112,007 which consist of $7,007 cash and cash equivalents and $105,000 earnest deposit. We had total current liabilities of $153,866, which consist of $99,866 amount due to a related party and $54,000 other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through March 31, 2020 totaling $646,938 and experienced a net loss of $68,652 and negative operating cash flows of $38,478 for the period ended March 31, 2020. As at March 31, 2020, the total current liabilities exceeded the total current assets by $41,859. We have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2019 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of March 31, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2020, our Company’s disclosure controls and procedures were not effective and did not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during this current quarter ended March 31, 2020, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: May 15, 2020	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Liang
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2020	/s/ Mr. Wai Hing (Samuel) Lai
Mr. Wai Hing (Samuel) Lai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

