Form 10-K
period 2020-06-30
Ajia Innogroup Holdings, Ltd.
filed 2020-10-05
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

As of September 25, 2020 the registrant had 101,120,000 issued and outstanding shares of common stock.

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

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized no revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2020 and 2019, was $61,649 and $244,984, respectively, most of which is for professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Item 1B. Unresolved Staff Comments.

As of June 30, 2020 there are no unresolved Staff Comments.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity

No public market currently exists for shares of our common stock. We intend to contact a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board. Of the 101,120,000 shares of common stock outstanding as of June 30, 2020, 4,148,296 shares are restricted shares and may only be resold in compliance with Rule 144 of the Securities Act of 1933. We have no outstanding shares of common stock or any other securities to which we have granted registration rights.

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

Comparison of the Years Ended June 30, 2020 and 2019

As of June 30, 2020, we suffered from a working capital deficit of $38,683. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the year ended June 30, 2020, compared to the year ended June 30, 2019:

	Years ended June 30,
	2020	2019

Revenue	$92,883	$49,997
Cost of revenue	(12,829)	(88,389)
Gross profit (loss)	80,054	(38,392)
General and administrative expenses	(165,238)	(97,242)
Professional fees	(69,343)	(109,374)
Loss from operation	(154,527)	(245,008)
Total other income	92,878	24
Income tax expense	-	-
NET LOSS	$(61,649)	$(244,984)

Revenues

During the years ended June 30, 2020 and 2019, we have derived income of $92,883 and $49,997 from the sale of project income.

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2020 and 2019 were $234,581 and $206,616, respectively. Operating expenses in June 30, 2020 consisted of professional fees of $69,343, general and administrative expense $165,238. Operating expenses in June 30, 2019 consisted of professional fees of $109,374 and general and administrative expense $97,242.

Total Other Income

During the year ended June 30, 2020, the Company recorded total other income of $92,878, mainly consisted of $83,762 recovery from the project sub-contractor and $8,852 of government subsidy income. During the year ended June 30, 2019, the Company recorded total other income of $24, mainly relating to foreign exchange gain.

Net Loss

During the years ended June 30, 2020 and 2019, the Company recognized net losses of $61,649 and $244,984.

Liquidity and Capital Resources

At June 30, 2020 and 2019, we had current assets of $114,434 and $36,605 which consisting of cash and cash equivalents, trade receivables, earnest deposit and prepaid expenses. At June 30, 2020 and 2019, our total current liabilities were $153,117 and $416,375, respectively consisting of accounts payable and accrued expenses and due to related party.

Historically, we have financed our cash flow and operations from the sale of common stock and loan from related party. Net cash provided by financing activities for the year ended June 30, 2020 was $20,194, which consists of advances from a director. During the year ended June 30, 2019 net cash provided by financing activities was $283,429, which consists of common stock to be issued and advances from a director.

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

Ajia Innogroup Holdings, LTD. has never been in bankruptcy or receivership.

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

To the Shareholders and Board of Directors of

AJIA INNOGROUP HOLDINGS, LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ajia Innogroup Holdings Ltd. and its subsidiaries (the ‘Company’) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the year ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows each of the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $☒ and net loss of $☒. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2019.

Kuala Lumpur, Malaysia

September [x], 2020

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,446	$31,867
Accounts receivable	3,871	-
Earnest deposit	105,000	-
Prepayments and other receivables	117	4,738

Total current assets	114,434	36,605

Non-current assets
Plant and equipment, net	662	696

TOTAL ASSETS	$115,096	$37,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$45,258	$28,710
Amount due to a related party	107,859	387,665

Total current liabilities	153,117	416,375

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; no shares are issued	-	-
Common stock, $0.001 par value; 500,000,000 and 75,000,000 shares authorized; 101,120,000 and 7,270,000 shares issued and outstanding as of June 30, 2020 and 2019	101,120	7,270
Additional paid-in capital	503,550	192,400
Accumulated other comprehensive loss	(2,756)	(458)
Accumulated deficit	(639,935)	(578,286)

Total stockholders’ deficit	(38,021)	(379,074)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,096	$37,301

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2020	2019

Revenues, net	$92,883	$49,997

Cost of revenue	(12,829)	(88,389)

Gross profit (loss)	80,054	(38,392)

Operating expenses
General and administrative	(165,238)	(97,242)
Professional fee	(69,343)	(109,374)
Total operating expenses	(234,581)	(206,616)

LOSS FROM OPERATIONS	(154,527)	(245,008)

Other income:
Foreign exchange gain	259	22
Government subsidy	8,852	-
Sundry income	83,762	-
Interest income	5	2
Total other income	92,878	24

LOSS BEFORE INCOME TAXES	(61,649)	(244,984)

Income tax expense	-	-

NET LOSS	$(61,649)	$(244,984)

Other comprehensive loss:
- Foreign currency translation loss	(2,298)	(879)

COMPREHENSIVE LOSS	$(63,947)	$(245,863)

Net loss per share – Basic and diluted	(0.00)	(0.03)

Weighted average common shares outstanding – Basic and diluted	94,129,426	8,749,452

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(61,649)	$(244,984)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	200	193
Change in operating assets and liabilities:
Accounts receivable	(3,871)	2,768
Prepayments and other receivables	4,621	(3,138)
Accounts payable and accrued liabilities	16,548	(7,335)
Net cash used in operating activities	(44,151)	(252,496)

Cash flows from investing activities:
Purchase of plant and equipment	(169)	-
Net cash used in investing activities	(169)	-

Cash flows from financing activities:
Advances from a director	20,194	283,429
Net cash provided by financing activities	20,194	283,429

Effect of exchange rate changes on cash and cash equivalents	(2,295)	(882)

Net change in cash and cash equivalents	(26,421)	30,051

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	31,867	1,816

CASH AND CASH EQUIVALENT, END OF YEAR	$5,446	$31,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Shares cancelled	$-	$3,000

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Additional	Accumulated other		Total
	No. of shares	Amount	to be cancelled	paid-in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2018	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Shares cancelled	-	-	(3,000)	3,000	-	-	-
Net loss for the year	-	-	-	-	-	(244,894)	(244,894)
Foreign currency translation adjustment	-	-	-	-	(879)	-	(879)
Balance as of June 30, 2019	7,270,000	$7,270	$-	$192,400	$(458)	$(578,286)	$(379,074)

Balance as of July 1, 2019	7,270,000	$7,270	$-	$192,400	$(458)	$(578,286)	$(379,074)

Issuance of shares for promissory note	93,750,000	93,750	-	206,250	-	-	300,000
Issuance of shares as earnest deposit	100,000	100	-	104,900	-	-	105,000
Net loss for the year	-	-	-	-	-	(61,649)	(61,649)
Foreign currency translation adjustment	-	-	-	-	(2,298)	-	(2,298)
Balance as of June 30, 2020	101,120,000	$101,120	$-	$503,550	$(2,756)	$(639,935)	$(38,021)

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On September 20, 2019, Mr. Kin Chung Ken Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai Thomas Yip (“Mr. Yip”) were appointed as members of the Board of the Company’s Independent and Non-executive directors – Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company.

On March 30, 2020, Splendor Radiant Limited, a wholly-owned subsidiary of Ajia Innogroup Holdings, Ltd. (“Ajia”), entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited (“Allied”), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. Ajia has initially issued 100,000 shares of its common stock to Allied to acquire 50% sharing of the profits in this project. The Board shall then appoint an independent third party to carry out due diligence and valuation of the project and, based upon the recommendation of this valuation report, the Board shall issue additional common shares of Ajia to Allied as fair consideration and compensation to acquire 50% profit sharing interest in the project.

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of system setup and maintenance services, investment holding	100 issued shares of HK$1 each	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Trading business	HK$1,000,000	100%

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

Subsequent to June 30, 2020 and on September XX, 2020, Mr. Yip was appointed as the Company’s executive directors and his vancancy of the Company’s Independent and Non-Executive Director was replaced by Ms. Tang, Kiu Chung Jacqueline (“Ms. Tang”). Ms. Tang obtained BSc. in Accounting and a Finance degree from University of Surrey in 2012. She has 5 years of business management and director experience. In 2013, she joined Go Fun Project Limited (NGO) and Y&L Group International Company Limited as their director. Since 2015, she has been a director of the Yu On Company Limited.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $61,649 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $639,935 as of June 30, 2020. The continuation of the Company as a going concern through June 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

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

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2020 and 2019. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2020	2019
Year-end HK$:US$1 exchange rate	7.7506	7.8139
Annual average HK$:US$1 exchange rate	7.7947	7.8405
Year-end RMB:US$1 exchange rate	7.0712	6.8680
Annual average RMB:US$1 exchange rate	7.0325	6.8239

•	Pension cost

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

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended June 30, 2020 and 2019, the Company operates in one reportable operating segment in Hong Kong.

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Recent accounting pronouncements

Recently Issued and Adopted Accounting Guidance

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 (“ASU 2016-01”),Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as amended by ASU No. 2018-03, Financial Instruments-Overall: Technical Corrections and Improvements, issued in February 2018, on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there is no longer a requirement to assess equity securities for impairment since such securities are now measured at fair value through net income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), on the recognition of lease assets and lease liabilities on the balance sheet. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The new guidance changes the current accounting guidance related to the recognition of lease assets and lease liabilities.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) (“ASU 2018-02”), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent United States federal tax reforms to retained earnings. The guidance also requires entities to disclose their accounting policies with regards to the treatment of stranded tax effects not related to the Tax Cuts and Jobs Act. It allows entities to elect either a “security-by-security” approach or a “portfolio approach” to recognize the stranded tax effects from a valuation allowance release. Under the security-by-security approach, an entity will recognize the stranded tax effects associated with individual securities as it disposes of each security. Under the portfolio approach, an entity will recognize the stranded tax effects associated with a portfolio of securities when it has disposed of all securities within that portfolio. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company adopted the new guidance effective July 1, 2019 with no material impact on the consolidated financial statements or disclosures. The Company elected the portfolio approach to recognize the stranded tax effects from thevaluation allowance release.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 provides changes to clarify or improve existing guidance. This guidance is effective upon issuance. The Company adopted the new guidance effective March 31, 2020 with no impact on the consolidated financial statements or disclosures.

Recent Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on the consolidated financial statements and disclosures.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). Among other things, ASU 2019-10 provides that ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact that ASU 2019-12 will have on THE consolidated financial statements and disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of June 30,
	2020	2019

Computer equipment, at cost	$1,128	$967
Foreign translation difference	12	4
	1,140	971
Less: accumulated depreciation	(474)	(274)
Less: foreign translation difference	(4)	(1)
	$662	$696

Depreciation expense for the years ended June 30, 2020 and 2019 were $200 and $193, respectively.

5. AMOUNT DUE TO A RELATED PARTY

As of June 30, 2020 and 2019, amount due to a related party represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free and had no fixed terms of repayment.

6. INCOME TAXES

The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

United States of America

The Company is registered in the State of Nevada and is subject to United States current tax law.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the years ended June 30, 2020 and 2019, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended June 30, 2020 and 2019 are as follows:

	Years ended June 30,
	2020	2019

Loss before income taxes	$39,604	$(120,881)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	6,534	(19,945)
Non-deductible items	33	31
Deductible items	(1,531)	(10)
Tax loss (ultilised)/not recognized as deferred tax	(5,036)	19,924

Income tax expense	$-	$-

The PRC

For the years ended June 30, 2020 and 2019, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of June 30, 2020, the PRC operation incurred $7,837 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$131,910	$112,293
– Hong Kong	18,046	23,082
– The PRC	6,281	4,322
Total deferred tax assets	156,237	139,697
Less: valuation allowance	(156,237)	(139,697)
Net deferred tax assets	$-	$-

As of June 30, 2020, the Company incurred $639,935 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $156,237 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended June 30, 2020, the valuation allowance increased by $16,540, primarily relating to net operating loss carryforwards.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. PENSION COSTS

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $4,398 and $551 for the years ended June 30, 2020 and 2019, respectively

9. STOCKHOLDERS’ DEFICIT

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On June 30, 2020, none of the preferred shares have been issued.

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

On March 30, 2020, the Company, through its wholly-owned subsidiary entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited (“Allied”), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. The Company agreed to issue 100,000 shares of its common stock at the current market value of $1.05 per share, to Allied as a non-refundable deposit of $105,000 to anticipate the business collaboration in this project. The Company shall appoint an independent third party to carry out due diligence and valuation of this project.

As of June 30, 2020 and 2019, the Company had a total of 101,120,000 and 7,270,000 shares of its common stock issued and outstanding.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of June 30, 2020 and 2019, the balance $107,859 and $387,665 represented the loan account of the Director - Wan Yin Ling, which is unsecured, non-interest bearing, and due on demand.

11. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended June 30, 2020 and 2019, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

		Year ended June 30, 2020			June 30, 2020
Customers		Revenues	Percentage of revenues		Accounts receivable

Customer A		$45,030	48%		$-
Customer B		35,024	38%		-
Customer C		12,829	14%		3,871

	Total:	$92,883	100%	Total:	$3,871

	Year ended June 30, 2019			June 30, 2019
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$49,997	100%	Total:	$-

These customers are located in Hong Kong.

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

12. COMMITMENTS AND CONTINGENCIES

As of June 30, 2020 and 2019, there were no commitments and contingencies involved.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended June 30, 2019 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management of the Company, including the Director and Chief Executive Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Set forth below are the present directors, director nominees and executive officers of the Company. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position

Zhiqiang LIANG		President, Chief Executive Officer and Director
Wai Hing LAI		Chief Financial Officer
Hung Hin Samuel LEUNG		Director and Member of Audit Committee
Kwok Fai YIP		Director and Member of Audit Committee
Kiu Chung Jacqueline TANG		Chief Operating Officer
Elaine Yin Ling WAN		Director, Secretary and Treasurer

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

Wai Hing Lai (“Samuel”) - CFO

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

On April 07, 2020, the Board of Directors accepted the resignation of Mr. Kin Chung TAM as the Company’s Executive Director. Mr. Tam’s resignation from this position is based on his personal matters, not because of any disagreement with the Company on any matter related to the Company’s operations, policies or procedures.

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

Kwok Fai Yip (“Thomas”) – Director and Member of the Audit Committee

Mr. Yip obtained his MBA degree in European University in 2017, Thomas is working in Enterprises Risk Management and financial industry for more than 38 years, he holds directorship in two licenses HK Trustee companies and he is the co-founder and director of Seascope Risk Services (HK) Ltd and Bassac Insurance Broker in Cambodia. He is the executive committee member of Professional Insurance Brokers Association which is a Self-regulatory body of HK Insurance Broker since 2013.

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

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2020 and 2019, the compensation awarded to, paid to, or earned by, our officers and directors.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Zhiqiang, Liang Director, CEO, and President	2020	—	—	—	—	—	—	—	—
Zhiqiang, Liang Director, CEO, and President	2019	—	—	—	—	—	—	—	—
Wai Hing Lai (“Samuel”), CFO	2020	—	—	—	—	—	—	—	—
Wai Hing Lai (“Samuel”), CFO	2019	—	—	—	—	—	—	—	—
Kin Chung TAM, Ken, Director (1)	2020	—	—	—	—	—	—	—	—
Hung Hin Samuel LEUNG Director and Member of Audit Committee	2020	—	—	—	—	—	—	—	—
Kwok Fai YIP, Thomas, Director and Member of Audit Committee	2020	—	—	—	—	—	—	—	—
Shun Ching (Dickson) Wong, Director (2)	2020	—	—	—	—	—	—	—	—
Shun Ching (Dickson) Wong, Director (2)	2019	—	—	—	—	—	—	—	—
Sin Kei Stella Hui, Director (2)	2020	—	—	—	—	—	—	—	—
Sin Kei Stella Hui, Director (2)	2019	—	—	—	—	—	—	—	—
Kiu Chung Jacqueline Tang, COO	2020	—	—	—	—	—	—	—	—
Kiu Chung Jacqueline Tang, COO	2019	—	—	—	—	—	—	—	—
Elaine Yin Ling Wan, Director, Secretary, Treasurer	2020	—	—	—	—	—	—	—	—
Elaine Yin Ling Wan, Director, Secretary, Treasurer	2019	—	—	—	—	—	—	—	—

(1) Mr. Kin Chung TAM was appointed as members of our Board of Directors of the Company’s Executive directors on September 20, 2019 and resigned from the Company’s Executive Director on April 7, 2020.

(2) Ms. Stella Hui Sin Ching and Mr. Wong Sin Ching were resigned from the member of our Board of Directors of our company on September 20, 2019.

Currently, none of our officers and directors are being not compensated for their services during the development stage of our business operations, and they are not considered to be employees of the Company.

We have not paid any salaries in 2020 or 2019. We will not begin paying salaries until we have adequate funds to do so.

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

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Common	Elaine Yin Ling Wan	3,930,796	3.9%
Common	Liang, Zhiqiang	217,500	0.2%
Common	Full Yick International Ltd. (4)	93,750,000	92.7%
Common	Directors and Officers as a Group (2 individuals and 1 entity)	97,898,296	96.8%

(1)

The person named above may be deemed to be a “parent” and “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly.

(3)	Based on 101,120,000 shares issued and outstanding as of September 25, 2020.

(4)	Full Yick International Ltd.’s director and controlling shareholder is Elaine Yin Ling Wan.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended June 30, 2020 and 2019 were as follows:

	June 30, 2020	June 30, 2019
Audit Fees and Audit Related Fees	$25,000	$25,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$25,000	$25,000

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: October 5, 2020	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Liang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 5, 2020	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Liang
Chief Executive Officer

/s/ Ms. Yin Ling WAN
Dated: October 5, 2020	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Mr. Kin Chung TAM
Dated: October 5, 2020	Ms. Kin Kin Chung TAM
Director

/s/ Mr. Hung Hin Samuel LEUNG
Dated: October 5, 2020	Mr. Hung Hin Samuel LEUNG
Independent Director
Audit Committee

Dated: October 5, 2020	/s/ Mr. Kwok Fai YIP
Mr. Kwok Fai YIP
Independent Director
Audit Committee

