Form 10-K/A
period 2020-06-30
Ajia Innogroup Holdings, Ltd.
filed 2020-11-23
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of September 25, 2020 the registrant had 101,120,000 issued and outstanding shares of common stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $195,372,777.50 based upon the price ($2.50) at which the common stock was last sold as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

 DOCUMENTS INCORPORATED BY REFERENCE: None

Ajia Innogroup Holdings, LTD.

EXPLANATORY NOTE

Ajia Innogroup Holdings, Ltd. is filing this Amendment No. 1 on Form 10-K/A for the year ended June 30, 2020, to amend and restate financial statements and other financial information on the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2020 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-K/A is to include all necessary disclosure and the opinion of the Company’s independent auditors which was not included in the Original Filing.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of October 5, 2020, the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this Annual Report to the words "we," "our," "us," the "Company" "AJIA," or “Ajia” refers to Ajia Innogroup Holdings Limited. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1. Business

Overview

Corporate Background-  Business Development

Ajia Innogroup Holdings, LTD.(the “Company”) was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company's administrative address is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135. The telephone number is: (702) 360-0652.

The Company had intended to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada. However, The Company changed its business plan in 2017 and pursued the business of self-help photo kiosks to be implemented at major convenient locations, such as shopping mall, buildings near subway stations, etc. to attract customers to use the service.

In September 2017, the Company began exploring a business plan for a sales system for food and beverage products also sometimes referred to as a catering integration system. The system consists of a website and app which offers menu and ordering systems for end users, which predominantly consists of restaurants and food vendors. We generate revenue from the licensing of our sales system and we provide all necessary training to restaurant staff, system maintenance and updates.   In addition, the Company provides system development consulting and training services.

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

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project (" Project "), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. (" Alipay ") collection code system. As a part of the agreement, the Company will share 10% of expenses and profit on the Project.

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

On September 20, 2019, Mr. Kin Chung Ken Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai Thomas Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors - Audit committee.  On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company .

On March 30, 2020, Splendor Radiant Limited, a wholly-owned subsidiary of Ajia Innogroup Holdings, Ltd. ("Ajia"), entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited ("Allied"), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. Ajia has initially issued 100,000 shares of its common stock to Allied to acquire 50% sharing of the profits in this project. The Board shall then appoint an independent third party to carry out due diligence and valuation of the project and, based upon the recommendation of this valuation report, the Board shall issue additional common shares of Ajia to Allied as fair consideration and compensation to acquire 50% profit sharing interest in the project. The project has not yet commenced.

On September 28, 2020, Mr. Kwok Fai YIP, Thomas (Mr. Yip) was resigned from a member of our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, Mr. Yip was appointed as the Company’s Executive Director and Vice Chairman.   Mr. Yip’s position as the Company’s Independent and non-executive director was immediately replaced by Ms. Tang, Kiu Chung Jacqueline (Ms. Tang) who was formerly engaged as the Company’s Chief Operating Officer (“COO”).  Ms. Tang resigned from the position of COO concurrently with this appointment.

On November 17, 2020, subsequent to our year end, Mr. Zhi Qiang Liang resigned as Chief Executive Officer and Mr. Yip was appointed as Chief Executive Officer.

The Company’s activities are subject to significant risks and uncertainties including failing to secure additional funding to operationalize the Company’s website and apps before another company develops similar websites or apps.

Business Plan

In September 2017, the Company began exploring a business plan for a sales system for food and beverage products also sometimes referred to as a catering integration system. The system consists of a website and app which offers menu and ordering systems for end users, which predominantly consists of restaurants and food vendors. We generate revenue from the licensing of our sales system and we provide all necessary training to restaurant staff, system maintenance and updates.

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project (" Project "), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. (" Alipay ") collection code system. The Company plans to acquire additional interest in this project as the project develops.

On October 15, 2020, the Company ratified entry into a Memorandum of Understanding with Union Patron Limited for the formation of holding joint venture company, AJIA Corporate Systems Architecture Solution Ltd (“Ajia Corporate”), which the Company shall own a 51% interest in. Ajia Corporate is a company registered in Hong Kong and intends to enter a Memorandum of Understanding (“MOU”) to expand its business developments in the following areas:

1.	Big Data Strategic enterprise solution,
2.	Cloud and digital trading solution,
3.	Combined enterprise syndication planning and solution, and
4.	E-compliance system and enterprise solutions.

Principal Products, Services and Their Markets

In last year, our business plan consisted of the sales and licensing of our point of sales system for food and beverage products also sometimes referred to as a catering integration system, which we offer in Hong Kong. We hope to expand our markets outside of Hong Kong in the future.

Status of Publicly Announced New Products or Services

Ajia currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Position in the Industry

Ajia intends to establish itself as a competitive company in the point of sale technology market . Ajia’s main competitors are firms offering similar technologies and services. Our largest competitors are Multiable and MasterSoft.

Patents, Trademarks, Licenses, Agreements or Contracts

As part of our business, we will seek to protect our intellectual property rights in various ways, including through trademarks, copyrights, trade secrets, including know-how, patents, patent applications, employee and third-party nondisclosure agreements, intellectual property licenses and other contractual rights. At this time, however, there are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

At this stage in our business, we are unaware of any government regulations that are directly affecting our business, however, as we grow our business activities may become subject to various governmental regulations in different countries in which we operate, including regulations relating to: various business/investment approvals; trade affairs, including customs, import and export control; competition and antitrust; anti-bribery; advertising and promotion; intellectual property; consumer and business taxation; foreign exchange controls; personal information protection; labor; human rights; conflict; occupational health and safety; environmental; and recycling requirements.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

The Company has no significant employees other than our officers and directors and one employee who is responsible for the accounting and general administrative matters. In addition, the Company outsources its financial and management matters to various management consultants during the year.   We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

Place of Operation

Our executive and operating office is located at Room 1001, 10/F., Grandmark, No. 10 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our management team is located at this office and will have to travel to China regularly to pursue the development of its businesses.

Item 1A. Risk Factors

There are certain inherent risks which will have an effect on our development in the future and the most significant risks and uncertainties known and identified by our management are described below.

RISKS RELATED TO PANDEMICS

The effects of the recent COVID-19 coronavirus pandemic are not immediately known, but may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same, or how COVID-19 will continue to effect the world as the virus case numbers rise and fall.

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain countries, states and municipalities have enacted, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some places have lessened their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans. Shelter-in-place and essential-only travel regulations could negatively impact us. The current status of COVID-19 coronavirus closures and restrictions could negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Hong Kong which experienced restrictions on individuals and business shutdowns as the result of COVID-19. It is unclear at this time how these restrictions will be continued and/or amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations.

General securities market uncertainties resulting from the COVID-19 pandemic.

Since the outset of the pandemic the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital.  Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

RISKS ASSOCIATED WITH OUR BUSINESS

Our independent auditors have issued an audit opinion for Ajia which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 2 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such, we may have to cease operations and investors could lose part or all of their investment in the Company.

We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized no revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2020 and 2019, was $ 66,949 and $244,984, respectively, most of which is for professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our industry has many competitors that have significantly greater financial and marketing resources than do we. There are no assurances that our efforts to compete in the marketplace will be successful. We are a relatively late entry into a mature market for our services. There can be no assurance that we will be able to develop a profitable niche in this market.

We are in a competitive market which could impact our ability to gain market share which could harm our financial performance.

Our business can be competitive , we face competition from traditional caterers, marketing services, and other industry specific technologies offering similar services. The barriers to entry are relatively low, and we may face competitive pressures from companies anxious to join this niche. We face competition from larger businesses who are easily accessible  proven companies that offer similar niche service which may prevent us from gaining enough market share to become successful. These competitors have existing customers that may form a large part of our targeted client base, and such clients may be hesitant to switch over from already established competitors to our service. If we cannot gain enough market share, our business and our financial performance will be adversely affected.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

We have no source of capital that has been identified or sought. As a result we do not have an alternate source of funds. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

If we are not successful in raising sufficient funds , we will be faced with several options:

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

Risks Related to our Common Stock

Trading in our stock is limited by the SEC’s penny stock regulations.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US $5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $ 2 ,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

These disclosure requirements reduce the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules would affect the ability of broker-dealers to trade our securities if we become subject to them in the future. The penny stock rules also could discourage investor interest in and limit the marketability of our common stock to future investors, resulting in limited ability for investors to sell their shares .

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The market price of our common stock may be volatile.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•	Halting of trading by the SEC or FINRA.

•	Announcements by us regarding liquidity, legal proceedings, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

•	Issuance of convertible or equity securities for general or merger and acquisition purposes,

•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,

•	Sale of a significant number of shares of our common stock by shareholders,

•	General market and economic conditions,

•	Quarterly variations in our operating results,

•	Investor relation activities,

•	Announcements of technological innovations,

•	New product introductions by us or our competitors,

•	Competitive activities, and

•	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition, and/or results of operations.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments.

As of June 30, 2020 there are no unresolved Staff Comments.

Item 2. Properties.

The Company’s corporate address for administrative matters is 1980 Festival Plaza Drive Suite 530, Las Vegas, NV 89135; Phone: (702) 360-0652. Our executive and operating office is located at Room 1001, 10/F., Grandmark, No. 10 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong. We lease this space which consists of 640 sq ft of office for $2,450 (equal to approximately HK$19,000) per month. We believe that this space is adequate for our current and immediately foreseeable operating needs.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on Over-the-Counter Bulletin Board (“OTCBB”). Our common stock commenced quotation on the OTCBB under the trading symbol “WGYY”. On March 5, 2018, our symbol was changed to “AJIA” to reflect the Company’s name change to Ajia Innogroup Holding Limited. Our common stock began trading in November 2016. Because we are quoted on the OTC Pink Sheet, our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets for the quarterly periods indicated below based on our fiscal year end June 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (Jul. 1, 2018- Sept. 30, 2018)	$13.00	$5.00
Second Quarter (Oct. 1, 2018 - Dec. 31, 2018)	6.00	3.25
Third Quarter (Jan. 1, 2019- Mar. 31, 2019)	5.79	2.25
Fourth Quarter (Apr. 1, 2019- Jun. 30, 2019)	3.00	0.11

First Quarter (Jul. 1, 2019- Sept. 30, 2019)	$0.15	$0.10
Second Quarter (Oct. 1, 2019- Dec. 31, 2019)	$3.25	$0.10
Third Quarter (Jan. 1, 2020 - Mar. 31, 2020)	$3.00	$0.80
Fourth Quarter (Apr. 1, 2020 - Jun. 30, 2020)	$1.30	$0.76

Record Holders

As of June 30, 2020, the approximate number of registered holders of our common stock was 100. As of June 30, 2020, there were 101,120,000 shares of common stock issued and outstanding and there were 1,000 shares of ed stock issued and outstanding. There were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

Securities Authorized for Issuance under Equity Compensation Plans

None.

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

Transfer Agent

Our Transfer Agent is:

Vail Stock Transfer

3900 S Hualapai Way, Suite 135

Las Vegas, NV

89147https://vailstocktransfer .com /

(702) 463 8832

Recent Sales of Unregistered Securities:

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past two years:

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

On March 19, 2020, the Company issued 1,000 shares of Series A Preferred Stock to MS. YIN LING WAN as security for advances made to the Company. The shares were issued in May 2020.

In April 2020, the Company issued 100,000 shares to Allied Precision Medicine Consultants as consideration for the MOU dated March 30, 2020.

The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Exemption From Registration.  The shares of Common Stock and Preferred Stock referenced herein were issued in reliance upon one of the following exemptions:

(a)The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act"), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an "Investor") confirmed to the Company that it or he is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b)The shares of common stock referenced herein were issued pursuant to and in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act. We made this determination in part based on the representations of the Investor(s), which included, in pertinent part, that such Investor(s) was an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investor(s) that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of the Company of any general solicitation or advertising for securities herein issued in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act .

(c) The shares of Common Stock referenced herein were issued pursuant to and in accordance with Rule 903 of Regulation S of the Act. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a "U.S. person", as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

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

Comparison of the Years Ended June 30, 2020 and 2019

During the year ended June 30, 2020, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

As of June 30, 2020, we suffered from a working capital deficit of $ 43,383 . As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the year ended June 30, 2020, compared to the year ended June 30, 2019:

	Years ended June 30,
	2020	2019

Revenue	$92,883	$49,997
Cost of revenue	(12,829)	(88,389)
Gross profit (loss)	80,054	(38,392)
General and administrative expenses	(170,538)	(97,242)
Professional fees	(69,343)	(109,374)
Loss from operation	(159,827)	(245,008)
Total other income	92,878	24
Income tax expense	-	-
NET LOSS	$(66,949)	$(244,984)

Revenues

During the years ended June 30, 2020 and 2019, we have derived income of $92,883 and $49,997 from the sale and licensing of POS system income.

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2020 and 2019 were $ 239,881 and $206,616, respectively. Operating expenses in June 30, 2020 consisted of professional fees of $69,343, general and administrative expense $ 170,538 . Operating expenses in June 30, 2019 consisted of professional fees of $109,374 and general and administrative expense $97,242.

Total Other Income

During the year ended June 30, 2020, the Company recorded total other income of $92,878, mainly consisted of $83,762 recovery from the project sub-contractor and $8,852 of government subsidy income. During the year ended June 30, 2019, the Company recorded total other income of $24, mainly relating to foreign exchange gain.

Net Loss

During the years ended June 30, 2020 and 2019, the Company recognized net losses of $ 66 ,649 and $244,984.

Liquidity and Capital Resources

At June 30, 2020 and 2019, we had current assets of $114,434 and $36,605 which consisting of cash and cash equivalents, trade receivables, earnest deposit and prepaid expenses. At June 30, 2020 and 2019, our total current liabilities were $ 158,416 and $416,375, respectively consisting of accounts payable and accrued expenses and due to related party.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended June 30,
	2020	2019
Net cash used operating activities	$(44,151)	$(252,496)
Net cash used in investing activities	(169)	-
Net cash provided by financing activities	$20,194	$283,429

Net Cash Used In Operating Activities.

For the year ended June 30, 2020 , net cash used in operating activities was $ 44,151 , which consisted primarily of a net loss of $66,949, offset by an increase in accounts receivables of $3,871, a decrease in prepayments and other receivables of $4,621, an increase in accounts payable and accrued liabilities of $21,847, depreciation of plant and equipment of $200 and non-cash expenses of $1.

For the year ended June 30, 2019 , net cash used in operating activities was $252,496, which consisted primarily of net loss of $244,984, offset by, a decrease in accounts receivables of $2,768, an increase in prepayments and other receivables of $3,138, a decrease in accounts payable and accrued liabilities of $7,335 and non-cash items, $193 of depreciation of plant and equipment.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the year ended June 30, 2020, net cash used in investing activities was $169 consisting primarily of the purchase of plant and equipment.

For the year ended June 30, 2019, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the year ended June 30, 2020, net cash provided by financing activities was $20,194 consisting primarily of advances from the Company ’ s related parties.

For the year ended June 30, 2019, net cash provided by financing activities was $283,429, consisting primarily of advances from the Company ’ s related parties.

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

Cash Requirements /Future Financing

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

Office

The Company has an administrative office is located at 1980 Festival Plaza Drive Suite 530, Las Vegas, Nevada 89135. The telephone number is: (702) 360-0652.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 3 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis

Revenue recognition

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

AJIA INNOGROUP HOLDINGS, LTD.

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AJIA INNOGROUP HOLDINGS, LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ajia Innogroup Holdings Ltd. and its subsidiaries (the ‘Company’) as of June 30, 2020 and 2019, and the related consolidated statements of operations and changes in comprehensive loss, stockholders’ deficit, and cash flows for each of the year ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows each of the years ended June 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $645,235, working capital deficit of $43,982 and net loss of $66,949. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TOTAL ASIA ASSOCIATES PLT
TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2019.

Kuala Lumpur, Malaysia

November 23, 2020

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,446	$31,867
Accounts receivable	3,871	-
Earnest deposit	105,000	-
Prepayments and other receivables	117	4,738

Total current assets	114,434	36,605

Non-current assets
Plant and equipment, net	662	696

TOTAL ASSETS	$115,096	$37,301

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$50,557	$28,710
Amount due to a related party	107,859	387,665

Total current liabilities	158,416	416,375

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 and 0 shares are issued and outstanding as of June 30, 2020 and 2019	1	-
Common stock, $0.001 par value; 500,000,000 and 75,000,000 shares authorized; 101,120,000 and 7,270,000 shares issued and outstanding as of June 30, 2020 and 2019	101,120	7,270
Additional paid-in capital	503,550	192,400
Accumulated other comprehensive loss	(2,756)	(458)
Accumulated deficit	(645,235)	(578,286)

Total stockholders’ deficit	(43,320)	(379,074)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,096	$37,301

See accompanying notes to consolidated financial statements .

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2020	2019

Revenues, net	$92,883	$49,997

Cost of revenue	(12,829)	(88,389)

Gross profit (loss)	80,054	(38,392)

Operating expenses
General and administrative	(170,538)	(97,242)
Professional fee	(69,343)	(109,374)
Total operating expenses	(239,881)	(206,616)

LOSS FROM OPERATIONS	(159,827)	(245,008)

Other income:
Foreign exchange gain	259	22
Government subsidy	8,852	-
Sundry income	83,762	-
Interest income	5	2
Total other income	92,878	24

LOSS BEFORE INCOME TAXES	(66,949)	(244,984)

Income tax expense	-	-

NET LOSS	$(66,949)	$(244,984)

Other comprehensive loss:
- Foreign currency translation loss	(2,298)	(879)

COMPREHENSIVE LOSS	$(69,247)	$(245,863)

Net loss per share - Basic and diluted	(0.00)	(0.03)

Weighted average common shares outstanding - Basic and diluted	94,129,426	8,749,452

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(66,949)	$(244,984)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	200	193
Stock-based compensation	1	-
Change in operating assets and liabilities:
Accounts receivable	(3,871)	2,768
Prepayments and other receivables	4,621	(3,138)
Accounts payable and accrued liabilities	21,847	(7,335)
Net cash used in operating activities	(44,151)	(252,496)

Cash flows from investing activities:
Purchase of plant and equipment	(169)	-
Net cash used in investing activities	(169)	-

Cash flows from financing activities:
Advances from a director	20,194	283,429
Net cash provided by financing activities	20,194	283,429

Effect of exchange rate changes on cash and cash equivalents	(2,295)	(882)

Net change in cash and cash equivalents	(26,421)	30,051

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	31,867	1,816

CASH AND CASH EQUIVALENT, END OF YEAR	$5,446	$31,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Shares cancelled	$-	$3,000

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Common stock to be	Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	cancelled	capital	income (loss)	deficit	deficit

Balance as of July 1, 2018	-	$-	7,270,000	$7,270	$3,000	$189,400	$421	$(333,302)	$(133,211)

Shares cancelled	-	-	-	-	(3,000)	3,000	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(244,984)	(244,984)
Foreign currency translation adjustment	-	-	-	-	-	-	(879)	-	(879)
Balance as of June 30, 2019	-	$-	7,270,000	$7,270	$-	$192,400	$(458)	$(578,286)	$(379,074)

Balance as of July 1, 2019	-	$-	7,270,000	$7,270	$-	$192,400	$(458)	$(578,286)	$(379,074)

Issuance of shares for promissory note	-	-	93,750,000	93,750	-	206,250	-	-	300,000
Issuance of shares as earnest deposit	-	-	100,000	100	-	104,900	-	-	105,000
Net loss for the year	-	-	-	-	-	-	-	(66,949)	(66,949)
Issuance of preferred stock for service rendered	1,000	1	-	-	-	-	-	-	1
Foreign currency translation adjustment	-	-	-	-	-	-	(2,298)	-	(2,298)
Balance as of June 30, 2020	1,000	$1	101,120,000	$101,120	$-	$503,550	$(2,756)	$(645,235)	$(43,320)

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Ajia Innogroup Holdings, Ltd., formerly “Wigi4you, Inc.” (the “Company” or “AJIA”) was incorporated in the State of Nevada on March 19, 2014. The Company had intended to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada. However, The Company changed its business plan in 2017 and began effecting a business plan for a sales system for food and beverage products also sometimes referred to as a catering integration system. The system consists of a website and app which offers menu and ordering systems for end users, which predominantly consists of restaurants and food vendors. We generate revenue from the licensing of our sales system and we provide all necessary training to restaurant staff, system maintenance and updates.

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

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest in a collection code project (" Project "), the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. (" Alipay ") collection code system. As a part of the agreement, the Company will share 10% of expenses and profit on the Project.

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On September 20, 2019, Mr. Kin Chung Ken Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai Thomas Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors - Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company.

On March 30, 2020 , Splendor Radiant Limited, a wholly-owned subsidiary of Ajia Innogroup Holdings, Ltd. (" Ajia "), entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited (" Allied "), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. Ajia has initially issued 100,000 shares of its common stock to Allied to acquire 50% sharing of the profits in this project. The Board shall then appoint an independent third party to carry out due diligence and valuation of the project and, based upon the recommendation of this valuation report, the Board shall issue additional common shares of Ajia to Allied as fair consideration and compensation to acquire 50% profit sharing interest in the project.

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind oflegal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of system setup and maintenance services, investment holding	100 issued shares of HK$1 each	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Trading business	HK$1,000,000	100%

AJIA and its subsidiaries are hereinafter referred to as the “Company ”.

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $ 66,949 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $ 645,235 and working capital deficit of $43,982 as of June 30, 2020. The continuation of the Company as a going concern through June 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (" ASC 820-10 "), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) (“ASU 2018-02”), which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of recent United States federal tax reforms to retained earnings. The guidance also requires entities to disclose their accounting policies with regards to the treatment of stranded tax effects not related to the Tax Cuts and Jobs Act. It allows entities to elect either a “security-by-security” approach or a “portfolio approach” to recognize the stranded tax effects from a valuation allowance release. Under the security-by-security approach, an entity will recognize the stranded tax effects associated with individual securities as it disposes of each security. Under the portfolio approach, an entity will recognize the stranded tax effects associated with a portfolio of securities when it has disposed of all securities within that portfolio. Entities can elect to apply the guidance retrospectively or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company adopted the new guidance effective July 1, 2019 with no material impact on the consolidated financial statements or disclosures. The Company elected the portfolio approach to recognize the stranded tax effects from the valuation allowance release.

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

Recent Accounting Guidance Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on the consolidated financial statements and disclosures.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). Among other things, ASU 2019-10 provides that ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Company, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Company, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and disclosures.

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

Hong Kong

For the years ended June 30, 2020 and 2019, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended June 30, 2020 and 2019 are as follows:

	Years ended June 30,
	2020	2019

Income (l oss ) before income taxes	$40,369	$(120,881)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	6,660	(19,945)
Non-deductible items	33	31
Deductible items	(1,531)	(10)
Net operating loss	(5,162)	19,924

Income tax expense	$-	$-

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

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforward from:
- United States of America	$133,023	$112,293
- Hong Kong	17,920	23,082
- The PRC	6,281	4,322
Total deferred tax assets	157,224	139,697
Less: valuation allowance	(157,224)	(139,697)
Net deferred tax assets	$-	$-

As of June 30, 2020, the Company incurred $ 645,235 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $ 157,224 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended June 30, 2020, the valuation allowance increased by $ 17,527 , primarily relating to net operating loss carryforwards.

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

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share , with the following features attached:

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

On April 7, 2020, the Company approved to issue 1,000 shares of Series A Preferred Stock to Ms. Yin Ling WAN ("Ms. Wan"), the Company’s Executive Director, Company Secretary and treasurer. Ms.

Wan has advanced significant capital and expended significant time to the company without compensation.

As of June 30, 2020 and 2019, the Company had a total of 1,000 and 0 shares of its common stock issued and outstanding.

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

On March 30, 2020, the Company, through its wholly-owned subsidiary entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited (" Allied "), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. The Company agreed to issue 100,000 shares of its common stock at the current market value of $1.05 per share, to Allied as a non-refundable deposit of $105,000 to anticipate the business collaboration in this project. The Company shall appoint an independent third party to carry out due diligence and valuation of this project.

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

(c) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in HK$ and a significant portion of the assets and liabilities are denominated in HK$. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and HK $. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

12.	COMMITMENTS AND CONTINGENCIES

As of June 30, 2020 and 2019, there were no commitments and contingencies involved.

13.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020 up through the date the Company issued the audited consolidated financial statements. During the period, the Company had the following material subsequent events.

On September 28, 2020, the Company decided to form a 51% holding joint venture company with an independent third party, namely AJIA Corporate Systems Architecture Solution Ltd (“Ajia Corporate”). Ajia Corporate is a company registered in Hong Kong and it shall sign Memorandum of Understanding (“MOU”) with another independent third party soon. With this MOU, the Company is expecting to expand its business developments in the following areas:

1.	Big Data Strategic enterprise solution,
2.	Cloud and digital trading solution,
3.	Combined enterprise syndication planning and solution, and
4.	E-compliance system and enterprise solutions.

On October 15, 2020, the Company ratified entry into a Memorandum of Understanding with Union Patron Limited for the formation of holding joint venture company, AJIA Corporate Systems Architecture Solution Ltd (“Ajia Corporate”), which the Company shall own a 51% interest in. Ajia Corporate is a company registered in Hong Kong and intends to enter a Memorandum of Understanding (“MOU”) to expand its business developments in the following areas:

1.	Big Data Strategic enterprise solution,
2.	Cloud and digital trading solution,
3.	Combined enterprise syndication planning and solution, and
4.	E-compliance system and enterprise solutions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of June 30, 2020, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 . Our internal control over financial reporting is a process designed by, or under the supervision of , our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors , management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ( GAAP ). Our internal control over financial reporting includes those policies and procedures that: ( i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; ( ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and ( iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use , or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020.

During the year ended June 30, 2020, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls :

1 Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2. We did not implement appropriate information technology controls - As at June 30, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected , or are reasonably likely to materially affect, our internal control over financial reporting .

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

Set forth below are the present directors, director nominees and executive officers of the Company as of November 23, 2020 . There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Kwok Fai Thomas YIP	61	Chief Executive Officer and Director
Zhiqiang LIANG	38	President and Director
Wai Hing Samuel LAI	51	Chief Financial Officer
Hung Hin Samuel LEUNG	33	Independent Director and Member of Audit Committee
Kiu Chung Jacqueline TANG	32	Independent Director
Elaine Yin Ling WAN	52	Director, Secretary and Treasurer

The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officer and director set forth herein is our only officer, director, promoter and control person, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Information about our Executive Officers

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Kwok Fai Yip (“Thomas”) - Chief Executive Officer, Director and Vice Chairman

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

On September 28, 2020, Mr. Mr. Yip was resigned from a member of our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, Mr. Yip was appointed as the Company’s Executive Director and Vice Chairman.

Wai Hing Lai ("Samuel") - Chief Financial Officer

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

Zhiqiang Liang - Director and President

Mr. Liang was graduated from the College of life science, South China Normal University. In 2004, he worked in Chinese Researcher of Easy Care. From 2005 to 2006, he was the China Asia Pacific Operation Director of Joyful (which is a Hong Kong listed company). From Feb. to Apr. 2006, he was the China Market Department Director of Watsons (which is a Hong Kong listed company). He was then the Business Manager and the Director of the Internet Business Department in GuangDong E-serve United Co., Ltd (which is an state-owned company). From 2017 to 2018, he was the Marketing Manager of GuangDong GW E-Commerce Limited by Share Ltd (which is state-owned third party payment company). From 2012 to 2018, he was the Domestic Marketing Consultant and Executive Director of Hong Kong GoFun Holding. In the meantime, from 2016 to 2018 and from 2017 to 2018, he was CEO of Guangzhou Parameters Information & Tech Co., Ltd and the partner of GuangDong Federal Vehicle Network Tech Ltd (which is state-owned) respectively.

On September 28, 2020, Mr. Liang resigned as CEO and retained his role as director and president of the Company.

Hung Hin Samuel Leung - Director and Member of the Audit Committee

Mr. Leung possessed Master Degree on Quantitative Analysis for Business from City University of Hong Kong since 2013. He is working on financial industry for a decade. Nowadays, he is director licensed Trustee Company in Hong Kong and licensed payment settlement company compliance and operation officer in Hong Kong. He also joins serval many public employments including as a public relationship director of Alumni Association of Open University of Hong Kong and Strategic Advisor, TY Caring Foundation.

Kiu Chung Jacqueline Tang - Director and Member of the Audit Committee

Ms. Tang obtained BSc. in Accounting and a Finance degree from University of Surrey in 2012. She has 5 years of business management and director experience. In 2013, she joined Go Fun Project Limited (NGO) and Y&L Group International Company Limited as their director. Since 2015, she has been a director of the Yu On Company Limited.

On September 28, 2020, Ms. Tang was resigned from Company’s Chief Operating Officer (“COO”) and appointed as a director and member of the audit committee.

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

Ms. Wan has extensive experience in managing and consulting.

Identification of Significant Employees

We have no significant employees other than our officers and directors.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Zhiqiang, Liang Director, and President (former CEO)(4)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Wai Hing Lai (“Samuel”), CFO	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Kin Chung TAM, Ken, Former Director (1)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Hung Hin Samuel LEUNG Director and Member of Audit Committee	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Kwok Fai YIP, Thomas, Director and Member of Audit Committee (3)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Shun Ching (Dickson) Wong, Former Director (2)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Sin Kei Stella Hui, Director (2)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Kiu Chung Jacqueline Tang, COO	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-
Elaine Yin Ling Wan, Director, Secretary, Treasurer	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Notes to Summary Compensation Table

(1) Mr. Kin Chung TAM was appointed as members of our Board of Directors of the Company’s Executive directors on September 20, 2019 and resigned from the Company’s Executive Director on April 7, 2020.

(2) Ms. Stella Hui Sin Ching and Mr. Wong Sin Ching were resigned from the member of our Board of Directors of our company on September 20, 2019.

(3) On September 28, 2020, Mr. Kwok Fai YIP, Thomas (Mr. Yip) was resigned from a member of our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, Mr. Yip was appointed as the Company’s Executive Director and Vice Chairman. Mr.  Yip’s position as the Company’s Independent and non-executive director was immediately replaced by Ms. Tang, Kiu Chung Jacqueline (Ms. Tang) who was formerly engaged as the Company’s Chief Operating Officer (“COO”). Ms. Tang resigned from the position of COO concurrently with this appointment.

(4) Zhiqi a ng, Liang has been President and Director since November 2017, He was CEO from November 2017 to September 28, 2020

Narrative Disclosure to Summary Compensation Table

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

Compensation of Directors

Our directors have not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended June 30, 2020 and 2019 , there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of June 30, 2020, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Common	Kwok Fai YIP	0	0%
Common	Liang, Zhiqiang	4,949,980	4.9%
Common	Full Yick International Ltd. (5)	12,969,519	12.8%
Common	Wai Hing LAI	0	0%
Common	Hung Hin Samuel LEUNG	0	0%
Common	Kiu Chung Jacqueline TANG	0	0%
Common	Kin Chung Tam (4)	5,050,889	5.0%
Common	Directors and Officers as a Group (6 individuals and 1 entity)	22,970,388	22.7%

Preferred stock Elaine Yin Ling Wan 1,000 100%

(1)

The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly.

(3)	Based on 101,120,000 common shares issued and outstanding as of November 23, 20 20 and 1,000 preferred shares issued and outstanding as of November 23 , 2020.

(4)	Mr. Kin Chung TAM was appointed as members of our Board of Directors of the Company’s Executive directors on September 20, 2019 and resigned from the Company’s Executive Director on April 7, 2020.

(5)	Full Yick International Ltd.’s director and controlling shareholder is Elaine Yin Ling Wan, our director, secretary and treasurer.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Kwok Fai YIP, Zhiqiang LIANG, and Mr. Wai Hing Samuel Lai are not independent directors because each is also an executive officer of the Company. According to the NASDAQ definition, Kiu Chung Jacqueline TANG and Hung Hin Samuel LEUNG are each independent directors at this time. All current directors are or may become in the future shareholders of the Company.

Related Party Transactions

On August 13, 2019 and November 6, 2010, 4,732,480 and 217,500 shares of common stock were issued to Liang, Zhiqiang, the director of the Company to repay the promissory notes.

On March 5, 2020, 5,050,889 shares of common stock were issued to Kin Chung Tam, the former director of the Company to repay the promissory note.

On April 7, 2020, the Company approved to issue 1,000 shares of Series A Preferred Stock to Ms. Yin Ling WAN ("Ms. Wan"), the Company’s Executive Director, Company Secretary and treasurer. Ms. Wan has advanced significant capital and expended significant time to the company without compensation.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;

•	Disclosing in any and all filings with the SEC, where required;

•	Obtaining disinterested directors consent; and

•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services

On December 10, 2018, the Company appointed Total Asia Associates PLT (“TAAP”) as the Company’s registered independent public accounting firm . Our principal independent accountant during the year ended June 30, 2020 was TAAP. Their pre-approved fees billed to the Company are set forth below:

	June 30, 2020	June 30, 2019
Audit Fees and Audit Related Fees	$25,000	$25,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$25,000	$25,000

Audit Fees

During the fiscal year ended June 30, 2019, we incurred approximately $25,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2019.

During the fiscal year ended June 30, 2020, we incurred approximately $25,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2020.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2020 and 2019 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2020 and 2019 for professional services rendered by our principal accountant for tax compliance were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2020 and 2019 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation	Filed as exhibit to Form S-1, August 18, 2015
3.2	Amended and Restated Articles of Incorporation	Filed as an exhibit to Def14C on January 18, 2018
3.3	Bylaws	Filed as exhibit to Form S- 1, August 18, 2015
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: November 23 , 2020	/s/ Mr. Kwok Fai YIP
Mr. Kwok Fai YIP
Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 23, 20 20	/s/ Wai Hing Samuel Lai
Wai Hing Samuel Lai
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 23 , 2020	/s/ Mr. Kwok Fai YIP
Mr. Kwok Fai YIP
Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 23 , 20 20	/s/ Wai Hing Samuel Lai
Wai Hing Samuel Lai
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Dated: November 23, 20 20	/s/ Mr. Zhi Qiang Liang
Mr. Zhi Qiang Lian g
Director and President

/s/ Ms. Yin Ling WAN
Dated: November 23, 20 20	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Ms. Kin Chung TAM
Dated: November 23, 20 20	Ms. Kin Chung TAM
Independent Director
Audit Committee
/s/ Mr. Hung Hin Samuel LEUNG
Dated: November 23, 20 20	Mr. Hung Hin Samuel LEUNG
Independent Director
Audit Committee

