Form 10-Q
period 2020-09-30
Ajia Innogroup Holdings, Ltd.
filed 2020-11-23
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 18, 2020, the Company had 101,120,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

PART II OTHER INFORMATION

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2020 and June 30, 2020
(Unaudited)

	September 30,	June 30,
	2020	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,601	$5,446
Accounts receivable	-	3,871
Earnest deposit	105,000	105,000
Prepayments and other receivables	123	117

Total current assets	111,724	114,434

Non-current assets
Plant and equipment, net	605	662
Total assets	$112,329	$115,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$70,794	$50,557
Amount due to a related party	121,969	107,859

Total current liabilities	192,763	158,416

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares are issued	1	1
Common stock: $0.001 par value, 500,000,000 shares authorized, 101,120,000 and 101,120,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020 respectively	$101,120	$101,120
Additional paid-in capital	503,550	503,550
Accumulated other comprehensive loss	(3,774)	(2,756)
Accumulated deficit	(681,331)	(645,235)

Total stockholders’ deficit	(80,434)	(43,320)

Total liabilities and stockholders’ deficit	$112,329	$115,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Operations

For the three months ended September 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended September 30,
	2020	2019

Revenue	$18,037	$9,963
Cost of sales	-	-

Gross profit	18,037	9,963

Expenses
General and administrative expense	37,066	91,123
Professional fees	17,142	17,869

Total operating expenses	54,208	108,992

Other income
Sundry income	74	-
Interest income	1	-

Loss before income taxes	(36,096)	(99,029)

Income tax expense	-	-

Net loss	$(36,096)	$(99,029)

Other comprehensive income
Foreign currency translation (loss) gain	(1,018)	1,794

Other comprehensive loss	$(37,114)	$(97,235)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	101,120,000	57,281,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended September 30, 2020 and 2019

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2019	-	$-	7,270,000	$7,270	$192,400	$(458)	$(578,286)	$(379,074)

Issuance of shares for promissory note	-	-	93,750,000	93,750	206,250	-	-	300,000
Net loss for the period	-	-	-	-	-	-	(99,029)	(99,029)
Foreign currency translation adjustment	-	-	-	-	-	1,794	-	1,794
Balance as of September 30, 2019	-	$-	101,020,000	$101,020	$398,650	$1,336	$(677,315)	$(176,309)

Balance as of July 1, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	$(43,320)

Net loss for the period	-	-	-	-	-		(36,096)	(36,096)
Foreign currency translation adjustment	-	-	-	-	-	(1,018)	-	(1,018)
Balance as of September 30, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(3,774)	$(681,331)	$(80,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Cash Flows

For the three months ended September 30, 2020 and 2019

(Unaudited)

	For the three months ended September 30,
	2020	2019
Cash flow from operating activities
Net loss	$(36,096)	$(99,029)
Adjustment to reconcile net loss to net cash used in operative activities:
Depreciation	57	48
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	3,871	-
Increase in prepayments and other receivables	(6)	(9,764)
Increase in other payables and accrued liabilities	20,237	8,412

Net cash used in operating activities	(11,937)	(100,333)

Cash flow from financing activities
Advance from a director	14,110	85,743

Net cash provided by financing activities	14,110	85,743

Effect of exchange rate changes on cash and cash equivalents	(1,018)	1,673

Net change in cash and cash equivalents	1,155	(12,917)

Cash and cash equivalents, at beginning of period	5,446	31,867

Cash and cash equivalents, at end of period	$6,601	$18,950

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for the settlement of related party loan	$-	$300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

In the opinion of management, the consolidated balance sheet as of June 30, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended June 30, 2020, filed with the SEC on November 23, 2020.

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

AJIA and its subsidiaries are hereinafter referred to as (the “Company”)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of estimates

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of AJIA and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Depreciation expense for the three months ended September 30, 2020 and 2019 were $57 and $48, respectively.

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

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended September 30, 2020 and 2019. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “ Earnings per Share ”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares standing during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	2020	2019
Period-end HK$:US$1 exchange rate	7.7503	7.8396
Period average HK$:US$1 exchange rate	7.7509	7.8289
Period-end RMB:US$1 exchange rate	6.8053	7.1360
Period average RMB:US$1 exchange rate	6.9209	7.0150

•	Related parties

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

NOTE 4 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss of $36,096 and negative operating cash flows of $11,937 for the period ended September 30, 2020. Also, at September 30, 2020, the Company has incurred an accumulated deficit of $676,031.

The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 5 – PREFERRED STOCK AND COMMON STOCK

(A) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share, with the following features attached:

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

As of September 30, 2020 and June 30, 2020, the Company had a total of 1,000 shares of its preferred stock issued and outstanding.

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

As of September 30, 2020 and June 30, 2020, the Company had a total of 101,120,000 shares of its common stock issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of September 30, 2020, the balance of $121,969 related to the loan account of a director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, the Company has no material commitments or contingencies.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Item 2. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended June 30, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2020.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipated,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” potential,” continue,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this quarterly report on Form 10-Q. You should carefully consider these risks and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on our customers and vendors, and the range of governmental and community reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.

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

Competitive Business Conditions and Strategy; Position in the Industry

Ajia intends to establish itself as a competitive company in the point of sale technology market. Ajia’s main competitors are firms offering similar technologies and services. Our largest competitors are Multiable and MasterSoft.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2020 and 2019

Revenues

During the three months ended September 30, 2020, we have derived income of $18,037 (2019: $9,963). This increase was primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales. Management anticipates revenues to continue to grow as the revenue trends are positive month over month

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2020 is $54,208 and for the three months ended September 30, 2019 is $108,992.

Net Loss

During the three months ended September 30, 2020 and 2019, the Company recognized net losses $36,096 and $99,029 respectively.

Liquidity and Capital Resources

On September 30, 2020, we had total current assets of $111,724 which consist of $6,601 in Cash, $123 in prepayment and other receivables and $105,000 earnest deposit. We had total current liabilities of $187,464, which consist of $121,969 due to related party and $65,495 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through September 30, 2020 totaling $676,031 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2020 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A for the year ended June 30, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended September 30, 2020.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal year ended September 30, 2019, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Disclosure Controls and Internal Controls

 Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item though given the potential impact of the novel coronavirus, management felt it prudent to include the following:

The novel coronavirus (COVID-19) global pandemic could adversely impact our business. The emergence of COVID-19 around the world presents significant risks to our Company, not all of which we are able to fully evaluate or even foresee at the current time.

Both global and local markets have suffered huge public and private financial and economic losses in the past 12 months. While the COVID-19 pandemic did not materially adversely affect our Company’s financial results and business operations in the first fiscal quarter ended September 30, 2020, economic and health conditions across most of the globe have changed since the end of the quarter. Our management has had to readjust and act across stages—Resolve, Resilience, Return, Reimagination, and Reform— both in order to address this immediate crisis and to prepare for the next “normal” which will result after the battle against coronavirus has been won. In these challenging times our Boards of directors faces difficult challenges including trying to keep the levels of key staff maintained and survive during the deteriorating markets and economy. While our management team is focused on making rapid decisions to protect employees, address new customers’ concerns and needs, and communicate with shareholders; our Board is also striving to balance crisis response with thinking beyond the immediate challenges for future performance.

The COVID-19 pandemic may affect our operations in future quarters. These factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our Company’s management and employees, marketing and sales operations, customer and consumer behaviors, and on the overall economy. The scope and nature of these impacts, most of which are beyond our Company’s control, continue to evolve and the outcomes are uncertain. Management cannot predict the full impact of the COVID-19 pandemic on our Company’s sales or on economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on our Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation	Filed as exhibit to Form S-1, August 18, 2015
3.2	Amended and Restated Articles of Incorporation	Filed as an exhibit to Def14C on January 18, 2018
3.3	Bylaws	Filed as exhibit to Form S-1, August 18, 2015
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJIA INNOGROUP HOLDINGS LTD.

/s/ Yip Kwok Fai
Dated: November 23, 2020	By:	Yip Kwok Fai (Thomas), Chief Executive Officer (Principal Executive Officer)

/s/ Wai Hing (Samuel) Lai
Dated: November 23, 2020	By:	Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

