Form 10-Q
period 2020-12-31
Ajia Innogroup Holdings, Ltd.
filed 2021-02-12
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of February 12, 2021, the Company had 101,120,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2020 and June 30, 2020

(Unaudited)

	December 31,	June 30,
	2020	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,364	$5,446
Accounts receivable	-	3,871
Earnest deposit	105,000	105,000
Prepayments and other receivables	128	117

Total current assets	109,492	114,434

Non-current assets
Plant and equipment, net	546	662
Total assets	$110,038	$115,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$77,025	$50,557
Amount due to a related party	130,934	107,859

Total current liabilities	207,959	158,416

Commitments and contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares are issued	1	1
Common stock: $0.001 par value, 500,000,000 shares authorized, 101,120,000 and 101,120,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020 respectively	$101,120	$101,120
Additional paid-in capital	503,550	503,550
Accumulated other comprehensive loss	(862)	(2,756)
Accumulated deficit	(701,730)	(645,235)

Total stockholders’ deficit	(97,921)	(43,320)

Total liabilities and stockholders’ deficit	$110,038	$115,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Operations

For the three and six months ended December 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019

Revenue	$18,185	$10,117	$36,222	$20,080
Cost of sales	-	-	-	-

Gross profit	18,185	10,117	36,222	20,080

Expenses
General and administrative expense	26,000	39,022	63,066	130,145
Professional fees	21,561	19,876	38,703	37,745

Total operating expenses	47,561	58,898	101,769	167,890

Other income
Interest income	-	3	1	3
Sundry income	8,977	85,093	9,051	85,093

Total other income	8,977	85,096	9,052	85,096

Net (loss)/income	$(20,399)	$36,315	$(56,495)	$(62,714)

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	2,913	(542)	1,894	(1,252)

Comprehensive (loss)/income	(17,486)	35,773	(54,601)	(61,462)

Basic and diluted (loss)/income per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	101,120,000	101,020,000	101,120,000	79,111,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three and six months ended December 31, 2020 and 2019

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income (loss)	Accumulated deficit	stockholders’ deficit

Balance as of July 1, 2019	-	$-	7,270,000	$7,270	$192,400	$(458)	$(578,286)	$(379,074)

Issuance of shares for promissory note	-	-	93,750,000	93,750	206,250	-	-	300,000
Net loss for the period	-	-	-	-	-	-	(99,029)	(99,029)
Foreign currency translation adjustment	-	-	-	-	-	1,794	-	1,794
Balance as of September 30, 2019	-	-	101,020,000	101,020	398,650	1,336	(677,315)	(176,309)

Net profit for the period	-	-	-	-	-	-	36,315	36,315
Foreign currency translation adjustment	-	-	-	-	-	(542)	-	(542)

Balance as of December 31, 2019	-	$-	101,020,000	$101,020	$398,650	$794	$(641,000)	$(140,536)

Balance as of July 1, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	$(43,320)

Net loss for the period	-	-	-	-	-		(36,096)	(36,096)
Foreign currency translation adjustment	-	-	-	-	-	(1,018)	-	(1,018)
Balance as of September 30, 2019	1,000	1	101,120,000	101,120	503,550	(3,775)	(681,331)	(80,435)

Net loss for the period	-	-	-	-	-		(20,399)	(20,399)
Foreign currency translation adjustment	-	-	-	-	-	2,913	-	2,913

Balance as of December 31, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(862)	$(701,730)	$(97,921)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Cash Flows

For the six months ended December 31, 2020 and 2019

(Unaudited)

	For the six months ended December 31,
	2020	2019
Cash flow from operating activities
Net loss	$(56,495)	$(62,714)
Adjustment to reconcile net loss to net cash used in operative activities:
Depreciation	114	97
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	3,871	-
(Increase)/decrease in prepayments and other receivables	(11)	3,912
Increase in other payables and accrued liabilities	26,468	5,017

Net cash used in operating activities	(26,053)	(53,688)

Cash flow from financing activities
Advance from a director	23,075	48,179

Net cash provided by financing activities	23,075	48,179

Effect of exchange rate changes on cash and cash equivalents	1,896	1,252

Net change in cash and cash equivalents	(1,082)	(4,257)

Cash and cash equivalents, at beginning of period	5,446	31,867

Cash and cash equivalents, at end of period	$4,364	$27,610

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for the settlement of promissory note	$-	$300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In the opinion of management, the consolidated balance sheet as of June 30, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the amended Annual Report on Form 10-K/A for the year ended June 30, 2020, filed with the SEC on November 23, 2020.

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

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held
Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued share of US$1	100%
A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of system setup and maintenance services, investment holding	HK$100 for 100 ordinary shares	100%
Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Trading business	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited	Hong Kong, a limited liability company	Provision of integration systems	HK$10,000 for 10,000 ordinary shares	51%

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

Depreciation expense for the three months ended December 31, 2020 and 2019 were $57 and $49, respectively.

Depreciation expense for the six months ended December 31, 2020 and 2019 were $114 and $97, respectively.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the six months ended December 31, 2020 and 2019. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	2020	2019
Period-end HK$:US$1 exchange rate	7.7525	7.7872
Period average HK$:US$1 exchange rate	7.7508	7.8267
Period-end RMB:US$1 exchange rate	6.5277	6.9668
Period average RMB:US$1 exchange rate	6.7693	7.0285

•	Related parties

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

The Company has experienced a net loss of $56,495 and negative operating cash flows of $26,053 for the period ended December 31, 2020. Also, at December 31, 2020, the Company has incurred an accumulated deficit of $701,730.

The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

As of December 31, 2020 and June 30, 2020, the Company had a total of 1,000 shares of its preferred stock issued and outstanding.

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

As of December 31, 2020 and June 30, 2020, the Company had a total of 101,120,000 shares of its common stock issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of December 31, 2020, the balance of $130,934 related to the loan account of a director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, the Company has no material commitments or contingencies.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020 up through the date the Company issued the unaudited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended June 30, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s amended Annual Report on Form 10-K/A for the year ended June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on November 23, 2020.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2020 and 2019

Revenues

During the three months ended December 31, 2020, we have derived income of $18,185 (2019: $10,117). This increase was primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales. Management anticipates revenues to continue to grow as the revenue trends are positive month over month

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2020 is $47,561 and for the three months ended December 31, 2019 is $58,898.

Net Loss

During the three months ended December 31, 2020 and 2019, the Company recognized net losses $20,399 and net profit $36,315 respectively.

Comparison for the Six Months Ended December 31, 2020 and 2019

Revenues

During the six months ended December 31, 2020 we have derived income of $36,222 (2019: $20,080). This increase was primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales. Management anticipates revenues to continue to grow as the revenue trends are positive month over month

Operating Expenses

The Company’s operating expenses for the six months ended December 31, 2020 is $101,769 and for the six months ended December 31, 2019 is $167,890.

Net Loss

During the six months ended December 31, 2020 and 2019, the Company recognized net losses $56,495 and net profit $62,714 respectively.

Liquidity and Capital Resources

On December 31, 2020, we had total current assets of $109,492 which consist of $4,364 in Cash, $128 in prepayment and other receivables and $105,000 earnest deposit. We had total current liabilities of $207,959, which consist of $130,934 due to related party and $77,025 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through December 31, 2020 totaling $701,730 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2020 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A for the year ended June 30, 2020. Management believes that there have been no changes in our critical accounting policies during the six months ended December 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended December 31, 2020, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Both global and local markets have suffered huge public and private financial and economic losses in the past 12 months. While the COVID-19 pandemic did not materially adversely affect our Company’s financial results and business operations in the fiscal quarter ended December 31, 2020, economic and health conditions across most of the globe have changed since the end of the quarter. Our management has had to readjust and act across stages—Resolve, Resilience, Return, Reimagination, and Reform— both in order to address this immediate crisis and to prepare for the next “normal” which will result after the battle against coronavirus has been won. In these challenging times our Boards of directors faces difficult challenges including trying to keep the levels of key staff maintained and survive during the deteriorating markets and economy. While our management team is focused on making rapid decisions to protect employees, address new customers’ concerns and needs, and communicate with shareholders; our Board is also striving to balance crisis response with thinking beyond the immediate challenges for future performance.

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

AJIA INNOGROUP HOLDINGS LTD.

Dated: February 12, 2021	By:	/s/ Yip Kwok Fai
Yip Kwok Fai (Thomas), Chief Executive Officer (Principal Executive Officer)

Dated: February 12, 2021	By:	/s/ Wai Hing (Samuel) Lai
Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

