Form 10-Q
period 2021-03-31
Ajia Innogroup Holdings, Ltd.
filed 2021-05-24
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-206450

AJIA INNOGROUP HOLDINGS, LTD
(Name of registrant in its charter)

Nevada	82-1063313
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

187 E. Warm Springs Road, Suite B307

Las Vegas, Nevada 89119

(Address of principal executive offices)

Phone: (702) 362-2677

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

As of May 12, 2021, the Company had 101,120,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2021 and June 30, 2020

(Unaudited)

	March 31,	June 30,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,154	$5,446
Accounts receivable	632	3,871
Earnest deposit	105,000	105,000
Prepayments and other receivables	-	117

Total current assets	111,786	114,434

Non-current assets
Plant and equipment, net	487	662
Total assets	$112,273	$115,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued liabilities	$117,642	$50,557
Amount due to a related party	128,383	107,859

Total current liabilities	246,025	158,416

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares are issued	1	1
Common stock: $0.001 par value, 500,000,000 shares authorized, 101,120,000 and 101,120,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020 respectively	$101,120	$101,120
Additional paid-in capital	503,550	503,550
Accumulated other comprehensive loss	(484)	(2,756)
Accumulated deficit	(738,571)	(645,235)
Total stockholders’ deficit	(134,384)	(43,320)
Non-controlling interest	632	-
	(133,752)	(43,320)

Total liabilities and stockholders’ deficit	$112,273	$115,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Operations

For the three and nine months ended March 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2021	2020	2021	2020

Revenue	$36,209	$10,037	$72,431	$30,117
Cost of sales	(6,507)	-	(6,507)	-

Gross profit	29,702	10,037	65,924	30,117

Expenses
General and administrative expense	52,788	35,496	115,854	165,641
Professional fees	13,755	44,866	52,458	82,611

Total operating expenses	66,543	80,362	168,312	248,252

Other income
Interest income	-	-	1	3
Sundry income	-	64,387	9,051	149,480

Total other income	-	64,387	9,052	149,483

Net loss	$(36,841)	$(5,938)	$(93,336)	$(68,652)

Other comprehensive income

Foreign currency translation gain	378	167	2,272	1,419

Comprehensive loss	(36,463)	(5,771)	(91,064)	(67,233)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	101,120,000	101,022,198	101,120,000	86,361,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three and nine months ended March 31, 2021 and 2020

(Unaudited)

	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non-	Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income (loss)	Accumulated deficit	controlling Interest	stockholders’ deficit

Balance as of July 1, 2019	-	$-	7,270,000	$7,270	$192,400	$(458)	$(578,286)	$-	$(379,074)

Issuance of shares for promissory note	-	-	93,750,000	93,750	206,250	-	-	-	300,000
Net loss for the period	-	-	-	-	-	-	(99,029)	-	(99,029)
Foreign currency translation adjustment	-	-	-	-	-	1,794	-	-	1,794
Balance as of September 30, 2019	-	-	101,020,000	101,020	398,650	1,336	(677,315)	-	(176,309)

Net income for the period	-	-	-	-	-	-	36,315	-	36,315
Foreign currency translation adjustment	-	-	-	-	-	(542)	-	-	(542)

Balance as of December 31, 2019	-	$-	101,020,000	$101,020	$398,650	$794	$(641,000)	$-	$(140,536)

Issuance of shares as earnest deposit			100,000	100	104,900	-	-	-	105,000
Net loss for the period	-	-	-	-	-	-	(5,938)	-	(5,938)
Foreign currency translation adjustment	-	-	-	-	-	167	-	-	167

Balance as of March 31, 2020	-	-	-	101,120	503,550	961	(646,938)	-	(41,307)

Balance as of July 1, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	-	$(43,320)

Net loss for the period	-	-	-	-	-		(36,096)	-	(36,096)
Foreign currency translation adjustment	-	-	-	-	-	(1,019)	-	-	(1,019)
Balance as of September 30, 2019	1,000	1	101,120,000	101,120	503,550	(3,775)	(681,331)	-	(80,435)

Net loss for the period	-	-	-	-	-		(20,399)	-	(20,399)
Foreign currency translation adjustment	-	-	-	-	-	2,913	-	-	2,913

Balance as of December 31, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(862)	$(701,730)	-	$(97,921)

Acquisition of a subsidiary	-	-	-	-	-	-	-	632	632
Net loss for the period	-	-	-	-	-	-	(36,841)	-	(36,841)
Foreign currency translation adjustment	-	-	-	-	-	378	-	-	378

Balance as of March 31, 2021	1,000	1	101,120,000	101,120	503,550	(484)	(738,571)	632	(133,752)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

Condensed Consolidated Statements of Cash Flows

For the nine months ended March 31, 2021 and 2020

(Unaudited)

	For the nine months ended March 31,
	2021	2020
Cash flow from operating activities
Net loss	$(93,336)	$(68,652)
Adjustment to reconcile net loss to net cash used in operative activities:
Depreciation	171	146
Changes in Operating Assets and Liabilities:
Decrease in prepayments and other receivables	3,988	4,738
Increase in other payables and accrued liabilities	67,085	25,290

Net cash used in operating activities	(22,092)	(38,478)

Cash flow from financing activities
Advance from a director	20,524	12,201

Net cash provided by financing activities	20,524	12,201

Effect of exchange rate changes on cash and cash equivalents	2,276	1,417

Net change in cash and cash equivalents	708	(24,860)

Cash and cash equivalents, at beginning of period	5,446	31,867

Cash and cash equivalents, at end of period	$6,154	$7,007

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for the settlement of promissory note	$-	$300,000
Shares issued as earnest deposit for potential investment	$-	$105,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

In the opinion of management, the consolidated balance sheet as of June 30, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2021 or for any future period.

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

Depreciation expense for the three months ended March 31, 2021 and 2020 were $57 and $49, respectively.

Depreciation expense for the nine months ended March 31, 2021 and 2020 were $171 and $146, respectively.

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

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes “ (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the nine months ended March 31, 2021 and 2020. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	2021	2020
Period-end HK$:US$1 exchange rate	7.7742	7.7525
Period average HK$:US$1 exchange rate	7.7528	7.8081
Period-end RMB:US$1 exchange rate	6.5536	7.0876
Period average RMB:US$1 exchange rate	6.6749	7.0124

•	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures “ (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, “Debt with Conversion and Other Options” and ASC 815, “Contracts in Equity’s Own Entity”. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2021.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

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

The Company has experienced a net loss of $93,336 and negative operating cash flows of $22,092 for the period ended March 31, 2021. Also, at March 31, 2021, the Company has incurred an accumulated deficit of $738,571.

The continuation of the Company as a going concern through March 31, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

On April 7, 2020, the Company approved to issue 1,000 shares of Series A Preferred Stock to Ms. Yin Ling WAN (“Ms. Wan”), the Company’s Executive Director, Company Secretary and treasurer. Ms. Wan has advance significant capital and expended significant time to the company without compensation.

As of March 31, 2021 and June 30, 2020, the Company had a total of 1,000 shares of its preferred stock issued and outstanding.

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

As of March 31, 2021 and June 30, 2020, the Company had a total of 101,120,000 shares of its common stock issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of March 31, 2021, the balance of $128,383 related to the loan account of a director - Wan Yin Ling. The loan is unsecured, non-interest bearing, and has no fixed terms of repayment.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no material commitments or contingencies.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Plan of Operation

Ajia is in the course of development and thus, it does not have significant size of businesses to generate revenue. Our executive offices are located at Room 1001, 10/F., Grandmark, No.10 Granville Road, Tsim Sha Tsui, Hong Kong. The office is a location at which the Company receives mail, has office services and can hold meetings. Our officer, Ms. Wan Yin Ling, Elaine, works on Company business in Hong Kong.

Results of Operations

Comparison for the Three Months Ended March 31, 2021 and 2020

Revenues

During the three months ended March 31, 2021, we have derived income of $36,209 (2020: $10,037). This increase was primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2021 is $66,543 and for the three months ended March 31, 2020 is $80,362.

Net Loss

During the three months ended March 31, 2021 and 2020, the Company recognized net losses of $36,841 and $5,938, respectively.

Comparison for the Nine Months Ended March 31, 2021 and 2020

Revenues

During the nine months ended March 31, 2021, we have derived income of $72,431 (2020: $30,117). This increase was primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2021 is $168,312 and for the nine months ended March 31, 2020 is $248,252.

Net Loss

During the nine months ended March 31, 2021 and 2020, the Company recognized net losses $93,336 and net income $68,652, respectively.

Liquidity and Capital Resources

At March 31, 2021, we had total current assets of $111,786 which consists of $6,154 in cash, $632 in accounts receivables and $105,000 earnest deposit. We had total current liabilities of $246,025, which consist of $128,383 due to related party and $117,642 in other payables and accrued liabilities.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through March 31, 2021 totaling $738,571 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2020 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A for the year ended June 30, 2020. Management believes that there have been no changes in our critical accounting policies during the fiscal quarter ended March 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended March 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Both global and local markets have suffered huge public and private financial and economic losses in the past 12 months. While the COVID-19 pandemic did not materially adversely affect our Company’s financial results and business operations in the fiscal quarter ended March 31, 2021, economic and health conditions across most of the globe have changed since the end of the quarter. Our management has had to readjust and act across stages—Resolve, Resilience, Return, Reimagination, and Reform— both in order to address this immediate crisis and to prepare for the next “normal” which will result after the battle against coronavirus has been won. In these challenging times our Boards of directors faces difficult challenges including trying to keep the levels of key staff maintained and survive during the deteriorating markets and economy. While our management team is focused on making rapid decisions to protect employees, address new customers’ concerns and needs, and communicate with shareholders; our Board is also striving to balance crisis response with thinking beyond the immediate challenges for future performance.

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

AJIA INNOGROUP HOLDINGS LTD.

Dated: May 24, 2021	By:	/s/ Yip Kwok Fai
Yip Kwok Fai (Thomas), Chief Executive Officer (Principal Executive Officer)

Dated: May 24, 2021	By:	/s/ Wai Hing (Samuel) Lai
Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

