Form 10-K
period 2021-06-30
Ajia Innogroup Holdings, Ltd.
filed 2021-09-28
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 28, 2021 the registrant had 101,120,000 issued and outstanding shares of common stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $45,760,275.60 based upon the price ($0.55) at which the common stock was last sold as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

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

Use of Term

Except as otherwise indicated by the context, references in this Annual Report to the words “we,” “our,” “us,” the “Company” “AJIA,” or “Ajia” refers to Ajia Innogroup Holdings Limited. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1. Business

Overview

Corporate Background- Business Development

Ajia Innogroup Holdings, LTD.(the “Company”) was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company’s administrative address is 187 E. Warm Springs Road, Suite B307, Las Vegas, Nevada 89119. The telephone number is: (702) 360-0652.

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

On November 24, 2017, the Board of Directors (the “Board”) accepted the resignation of Ms. Yin Ling (Elaine) Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director of the Company; Mr. Wai Hing (Samuel) Lai was elected as Chief Financial Officer of the Company; Shun Ching (Dickson) Wong was elected as a Director and a Member of the Audit Committee of the Company; Ms. Sin Kei Stella Hui was elected as a Director and a Member of the Audit Committee; Ms. Kiu Chung Jacqueline Tang was elected as Chief Operating Officer of the Company; Mr. Jeffrey Firestone was elected as Director and Vice President of Investor Relations of the Company; Dr. Kwai Lam (Terence) Wong was elected as Vice President of Investor Relations and Yin Ling (Elaine) Wan was elected as Director, Secretary and Treasurer.

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

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000.00 to Full Yick International Ltd. Pursuant to the terms the convertible promissory note was convertible into 93,750,000 common shares of the Company at $0.0032 per share on July 31, 2019. On or about August 9, 2019, Full Yick International Ltd. exercised their option to convert the $300,000.00 note into 93,750,000 common shares of the Company, which constitutes approximately 92.8% of the issued and outstanding common shares of the Company, and instructed the Company to issue the shares to approximately 84 shareholders. Of those approximately 84 shareholders, the largest, Full Yick International, Ltd. holds 12,038,723 shares, or approximately 11.9% of the issued and outstanding shares of the Company. There are no arrangements between the members of the former and new control groups and their associates with respect to election of directors or other matters.

On September 20, 2019, Mr. Kin Chung (Ken) Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai (Thomas) Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors - Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company.

On March 30, 2020, Splendor Radiant Limited, a wholly-owned subsidiary of the Company entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited (“Allied”), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. Ajia has initially issued 100,000 shares of its common stock to Allied to acquire 50% sharing of the profits in this project. The Board shall then appoint an independent third party to carry out due diligence and valuation of the project and, based upon the recommendation of this valuation report, the Board shall issue additional common shares of Ajia to Allied as fair consideration and compensation to acquire 50% profit sharing interest in the project. The project has not yet commenced.

On September 28, 2020, Mr. Kwok Fai YIP, Thomas (Mr. Yip) was resigned from a member of our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, Mr. Yip was appointed as the Company’s Executive Director and Vice Chairman. Mr. Yip’s position as the Company’s Independent and non-executive director was immediately replaced by Ms. Kiu Chung Jacqueline Tang (Ms. Tang) who was formerly engaged as the Company’s Chief Operating Officer (“COO”). Ms. Tang resigned from the position of COO concurrently with this appointment.

On November 17, 2020, subsequent to our year end, Mr. Zhi Qiang Liang resigned as Chief Executive Officer and Mr. Yip was appointed as Chief Executive Officer.

In October 16, 2020, Splendor Radiant Limited entered into a joint venture agreement with its strategic partner, Mr. Tsz Man (Eric) Ngan. Both parties agreed to establish a joint venture relationship in order to collaborate to form a company, Ajia Corporate Systems Architecture Solution Limited (“ACSA”) which Splendor Radiant own 51% of the shares. ACSA has planned to acquire or become business partner in insurance and finance industries, which includes licensed insurance brokerage, trust servicing consulting team and licensed money lender in Hong Kong. ACSA has owned 51% of Tangent Asia Pacific Finance Ltd (“TAPF”), licensed money lender in Hong Kong and willing to develop money lending in Hong Kong and global. TAPF is focusing on the money lending business on second mortgage on property market and lending on crypto assets as collateral that seeks for 8% to 10% return on principle per annum. The Company believes that the finance business in Hong Kong is profitable and has great potential because of the increasing demand for lending on second mortgages on property and cryptocurrency assets.

In June 2021, ACSA purchased 51% shares of Jia Yu Insurance Finance limited (“JYIF”), which is a licensed Insurance brokerage firm in Hong Kong. JYIF’s primary role is to provide local lump sum universal life, annuity assurance and offshore insurance products both life and non-life, which include compliant US PPLI, UL, and IUL policies, to designated clients asset growth purposes with complied tax solutions. There is a growing need and demand for Asian clients to purchase compliant PPLI, UL, and IUL policies in order to receive tax benefits and investment returns, and these products are becoming increasingly popular. The Company utilizes Hong Kong as a hub to organize US PPLI, UL, and IUL policies for high-net-worth clients from China, Japan, Taiwan, Korea, Thailand, and Indonesia. PPLI, IUL, and UL policies are increasingly in demand, and the Company has a professional technical team as well as US lawyers and tax advisors on hand to service these clients as a one-stop shop for all their insurance needs.

In 2021, Guangzhou Shengjia Trading Co., Ltd (“GST”), subsidiary of AJIA, aims to provide back-end support on project called “Easy Picture Mobile Application” (“Easy Picture”). Easy Picture is an application for mobile photos software for end customers who want to take qualified photos to apply for visas to China. Easy Picture is an accessible cost saving application offering user-friendly interface. GST has signed up agreement with a travel agency to use this Easy Picture App, however, execution of the business has been delayed due to COVID-19 and resulting closure of travel.

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%

Ajia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 issued shares of HK$1 each	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Provision of mobile app back-end support service	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 issued shares of HK$1 each	51%

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

Business Plan

In September 2017, the Company began exploring a business plan for a sales system for food and beverage products also sometimes referred to as a catering integration system. The system consists of a website and app which offers menu and ordering systems for end users, which predominantly consists of restaurants and food vendors. Its catering integration system has a crossover sales promotion program with our restaurants and food suppliers’ members to set up an incentive program for their seasonal and festival sales to meet with the HK Government consumption vouchers scheme during the COVID-19. The Company generates revenue from the licensing of its sales system and we provide all necessary training to restaurant staff, system maintenance and updates.

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

The Company’s insurance brokerage firm, Jia Yu Insurance Finance limited (“JYIF”), in which Ajia Corporate owns 51% interest, is a licensed brokerage firm in Hong Kong. JYIF’s primary role is to design and place insurance for high net worth clients in Asia who either reside or plan to reside abroad. JYIF offers local lump sum universal life, annuity assurance, and offshore insurance products (both life and non-life), which include compliant US PPLI, UL, and IUL policies, to those designated clients for asset growth purposes (as well as other commercial reasons and purposes).

Principal Products, Services and Their Markets

In last year, our business plan consisted of the following three primary segments: 1) the sales and licensing of our point of sales system for food and beverage products also sometimes referred to as a catering integration system, which we offer in Hong Kong, 2) our insurance private placement operations through Ajia Corporate Systems Architecture Solution Limited (“ACSA”), and 3) our Easy Picture application. We hope to expand our markets outside of Hong Kong in the future.

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

Governmental Controls, Approval and Licensing Requirements

Our operation through ACSA requires a license from the Hong Kong insurance authority to operate. We were granted a three years license for our coming operation. Additionally, certain roles within ACSA require an individual to hold a broker’s license from Aug 2021. We currently have 12 licensed individuals employed by ACSA.

Other than as mentioned above, we are unaware of any government regulations that are directly affecting our business, however, as we grow our business activities may become subject to various governmental regulations in different countries in which we operate, including regulations relating to: various business/investment approvals; trade affairs, including customs, import and export control; competition and antitrust; anti-bribery; advertising and promotion; intellectual property; consumer and business taxation; foreign exchange controls; personal information protection; labor; human rights; conflict; occupational health and safety; environmental; and recycling requirements.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

The Company has approximately 20 part and full time employees at ACSA and 6 employees and IT support personnel working with Easy Picture application. We have no other significant employees other than our officers and directors and one employee who is responsible for the accounting and general administrative matters. In addition, the Company outsources its financial and management matters to various management consultants during the year. We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

Place of Operation

Our executive and operating office is located at Room 1001, 10/F., Grandmark, No. 10 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our management team is located at this office and will have to travel to Asian regions regularly to pursue the development of its businesses.

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

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized no revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2020 and 2019, was $66,949 and $244,984, respectively, most of which is for professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our business can be competitive; we face competition from traditional caterers, marketing services, and other industry specific technologies offering similar services. The barriers to entry are relatively low, and we may face competitive pressures from companies anxious to join this niche. We face competition from larger businesses who are easily accessible proven companies that offer similar niche service which may prevent us from gaining enough market shares to become successful. These competitors have existing customers that may form a large part of our targeted client base, and such clients may be hesitant to switch over from already established competitors to our service. If we cannot gain enough market share, our business and our financial performance will be adversely affected.

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

If we are not successful in raising sufficient funds, we will be faced with several options:

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

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. The PRC legal system is evolving rapidly, and the interpretations of many laws, regulations and rules may contain inconsistencies and enforcement of these laws, regulations and rules involves uncertainties.

Our Company is incorporated in Nevada and is subject to laws and regulations applicable to Nevada, and our subsidiary Guangzhou Shengjia Trading Co., Ltd (“GST”), is also subject to various Chinese laws and regulations generally applicable to companies incorporated in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct substantially all of our operations in Hong Kong and all of our officers and directors reside in Hong Kong.

We conduct substantially all of our operations in Hong Kong. All of our current officers and directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. Because of this factor, it may be difficult for you to conduct due diligence on our company, our executive officers or directors and attend stockholders meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

If we become subject to additional scrutiny, criticism and negative publicity involving U.S.-listed China-based companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, this offering and our reputation and could result in a loss of your investment in our ordinary shares, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed China-based companies has decreased in value and, in some cases, has become virtually worthless. Many of these companies have been subject to shareholder lawsuits and SEC enforcement actions and have conducted internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and this offering. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our business operations will be severely hindered and your investment in our ordinary shares could be rendered worthless.

Risk of Investing in Hong Kong: Investments in Hong Kong issuers may subject the Fund to legal, regulatory, political, currency, security, and economic risk specific to Hong Kong. China is Hong Kong’s largest trading partner, both in terms of exports and imports. Any changes in the Chinese economy, trade regulations or currency exchange rates, or a tightening of China’s control over Hong Kong, including in connection with recent protests and unrest, may have an adverse impact on Hong Kong’s economy.

Risk of Investing in China: Investment exposure to China subjects the Fund to risks specific to China. China may be subject to considerable degrees of economic, political and social instability. Concerns about the rising government and household debt levels could impact the stability of the Chinese economy. China is an emerging market and demonstrates significantly higher volatility from time to time in comparison to developed markets. Over the last few decades, the Chinese government has undertaken reform of economic and market practices, including recent reforms to liberalize its capital markets and expand the sphere for private ownership of property in China. However, Chinese markets generally continue to experience inefficiency, volatility and pricing anomalies resulting from governmental influence, a lack of publicly available information and/or political and social instability. Internal social unrest or confrontations with other neighboring countries, including military conflicts in response to such events, may also disrupt economic development in China and result in a greater risk of currency fluctuations, currency convertibility, interest rate fluctuations and higher rates of inflation. China has experienced security concerns, such as terrorism and strained international relations, as well as major health crises. These health crises include, but are not limited to, the rapid and pandemic spread of novel viruses commonly known as SARS, MERS, and COVID-19 (Coronavirus). Such health crises could exacerbate political, social, and economic risks previously mentioned. Additionally, China is alleged to have participated in state-sponsored cyberattacks against foreign companies and foreign governments. Actual and threatened responses to such activity, including purchasing restrictions, sanctions, tariffs or cyberattacks on the Chinese government or Chinese companies, may impact China’s economy and Chinese issuers of securities in which the Fund invests. Incidents involving China’s or the region’s security, including the contagion of infectious viruses or diseases, may cause uncertainty in Chinese markets and may adversely affect the Chinese economy and the Fund’s investments. Export growth continues to be a major driver of China’s rapid economic growth. Elevated trade tensions between China and its trading partners, including the imposition of U.S. tariffs on certain Chinese goods and increased international pressure related to Chinese trade policy and forced technology transfers and intellectual property protections, may have a substantial impact on the Chinese economy. Reduction in spending on Chinese products and services, institution of additional tariffs or other trade barriers (including as a result of heightened trade tensions between China and the U.S. or in response to actual or alleged Chinese cyber activity), or a downturn in any of the economies of China’s key trading partners may have an adverse impact on the Chinese economy. The continuation or worsening of the current political climate between China and the U.S. could result in additional regulatory restrictions being contemplated or imposed on the U.S. or in China that could impact the Fund’s ability to invest in certain companies. Chinese companies, including Chinese companies that are listed on U.S. exchanges, are not subject to the same degree of regulatory requirements, accounting standards or auditor oversight as companies in more developed countries, and as a result, information about the Chinese securities in which the Fund invests may be less reliable or complete. There may be significant obstacles to obtaining information necessary for investigations into or litigation against Chinese companies and shareholders may have limited legal remedies. Investments in China may be subject to loss due to expropriation or nationalization of assets and property or the imposition of restrictions on foreign investments and repatriation of capital. China has implemented a number of tax reforms in recent years and may amend or revise its existing tax laws and/or procedures in the future, possibly with retroactive effect. Changes in applicable Chinese tax law could reduce the after-tax profits of the Fund, directly or indirectly, including by reducing the after-tax profits of companies in China in which the Fund invests. Uncertainties in Chinese tax rules could result in unexpected tax liabilities for the Fund.

Risks Related to our Common Stock

Trading in our stock is limited by the SEC’s penny stock regulations.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US $5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

These disclosure requirements reduce the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules would affect the ability of broker-dealers to trade our securities if we become subject to them in the future. The penny stock rules also could discourage investor interest in and limit the marketability of our common stock to future investors, resulting in limited ability for investors to sell their shares.

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

Item 1B. Unresolved Staff Comments.

As of June 30, 2021, there are no unresolved Staff Comments.

Item 2. Properties.

The Company’s corporate address for administrative matters is 187 E. Warm Springs Road, Suite B307, Las Vegas, Nevada 89119; Phone: (702) 360-0652. Our executive and operating office is located at Room 1001, 10/F., Grandmark, No. 10 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong. We lease this space which consists of 640 sq ft of office for $2,450 (equal to approximately HK$19,000) per month. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

Transfer Agent

Our Transfer Agent is:

Direct Transfer, LLC a subsidiary of

Issuer Direct Corporation

One Glenwood Avenue, Suite 1001

Raleigh, NC, 27603

Website: www.issuerdirect.com

Tel: 919.744.2722

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

Exemption From Registration. The shares of Common Stock and Preferred Stock referenced herein were issued in reliance upon one of the following exemptions:

(a)The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an “Investor”) confirmed to the Company that it or he is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b)The shares of common stock referenced herein were issued pursuant to and in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act. We made this determination in part based on the representations of the Investor(s), which included, in pertinent part, that such Investor(s) was an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investor(s) that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of the Company of any general solicitation or advertising for securities herein issued in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act.

(c) The shares of Common Stock referenced herein were issued pursuant to and in accordance with Rule 903 of Regulation S of the Act. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a “U.S. person”, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

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

Comparison of the Years Ended June 30, 2021 and 2020

During the years ended June 30, 2021 and 2020, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

As of June 30, 2021, we suffered from a working capital deficit of $228,995. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the year ended June 30, 2021, compared to the year ended June 30, 2020:

	Years ended June 30,
	2021	2020

Revenue	$98,394	$92,883
Cost of revenue	(6,504)	(12,829)
Gross profit (loss)	91,890	80,054)
General and administrative expenses	(215,718)	(170,538)
Professional fees	(69,487)	(69,343)
Loss from operation	(193,315)	(159,827)
Total other income	9,053	92,878
Income tax expense	-	-
NET LOSS	$(184,262)	$(66,949)

Revenues

During the years ended June 30, 2021 and 2020, we have derived income of $98,394 and $92,883 from the sale and licensing of POS system income.

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2021 and 2020 were $285,205 and $239,881, respectively. Operating expenses in June 30, 2021 consisted of professional fees of $69,487 and general and administrative expense $215,718. Operating expenses in June 30, 2020 consisted of professional fees of $69,343 and general and administrative expense $170,538.

Total Other Income

During the year ended June 30, 2021, the Company recorded total other income of $9,053, mainly consisted of foreign exchange gain of $153, interest income of $2 and $8,898 of government subsidy income. During the year ended June 30, 2020, the Company recorded total other income of $92,878, mainly consisted of $83,762 recovery from the project sub-contractor and $8,852 of government subsidy income.

Net Loss

During the years ended June 30, 2021 and 2020, the Company recognized net losses of $184,262 and $66,649.

Liquidity and Capital Resources

At June 30, 2021 and 2020, we had current assets of $106,752 and $114,434 which consisting of cash and cash equivalents, trade receivables, earnest deposit and prepaid expenses. At June 30, 2021 and 2020, our total current liabilities were $335,747 and $158,416, respectively consisting of accounts payable and accrued expenses and due to related party.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended June 30,
	2021	2020
Net cash used in operating activities	$(15,527)	$(44,151)
Net cash used in investing activities	-	(169)
Net cash provided by financing activities	$12,813	$20,194

Net Cash Used In Operating Activities.

For the year ended June 30, 2021, net cash used in operating activities was $15,527, which consisted primarily of a net loss of $184,262, increase by a decrease in accounts receivables of $3,871, offset by a decrease in prepayments and other receivables of $117, an increase in accounts payable and accrued liabilities of $164,518 and the depreciation of plant and equipment of $229.

For the year ended June 30, 2020, net cash used in operating activities was $44,151, which consisted primarily of a net loss of $66,949, offset by an increase in accounts receivables of $3,871, a decrease in prepayments and other receivables of $4,621, an increase in accounts payable and accrued liabilities of $21,847, depreciation of plant and equipment of $200 and non-cash expenses of $1.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the year ended June 30, 2021, no cash used in investing activities.

For the year ended June 30, 2020, net cash used in investing activities was $169 consisting primarily of the purchase of plant and equipment.

Net Cash Provided By Financing Activities.

For the year ended June 30, 2021, net cash provided by financing activities was $12,813 consisting primarily of advances from the Company’s related parties.

For the year ended June 30, 2020, net cash provided by financing activities was $20,194 consisting primarily of advances from the Company’s related parties.

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

Office

The Company has an administrative office is located at 187 E. Warm Springs Road, Suite B307 Las Vegas, NV 89119. The telephone number is: (702) 360-0652.

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

Item 8. Financial Statements and Supplementary Data.

AJIA INNOGROUP HOLDINGS, LTD.

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA No. 36 G-2, Jalan Radin Anum, Bandar Sri Petaling, 57000, Kuala Lumpur. Tel: (603) 9057 3131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AJIA INNOGROUP HOLDINGS, LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ajia Innogroup Holdings, Ltd. and its subsidiaries (the ‘Company’) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the years ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended June 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company experienced a net loss of $184,262 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $829,497 as of June 30, 2021. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

September 28, 2021

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,120	$5,446
Accounts receivable	632	3,871
Earnest deposit	105,000	105,000
Prepayments and other receivables	-	117

Total current assets	106,752	114,434

Non-current assets
Plant and equipment, net	433	662

TOTAL ASSETS	$107,185	$115,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other payables and accrued liabilities	$215,075	$50,557
Amount due to a related party	120,672	107,859

Total current liabilities	335,747	158,416

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2021 and 2020	1	1
Common stock, $0.001 par value; 500,000,000 and 75,000,000 shares authorized; 101,120,000 shares issued and outstanding as of June 30, 2021 and 2020	101,120	101,120
Additional paid-in capital	503,550	503,550
Non-Controlling interest	632	-
Accumulated other comprehensive loss	(4,368)	(2,756)
Accumulated deficit	(829,497)	(645,235)

Total stockholders’ deficit	(228,562)	(43,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$107,185	$115,096

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2021	2020

Revenues, net	$98,394	$92,883

Cost of revenue	(6,504)	(12,829)

Gross profit	91,890	80,054

Operating expenses
General and administrative	(215,718)	(170,538)
Professional fee	(69,487)	(69,343)
Total operating expenses	(285,205)	(239,881)

LOSS FROM OPERATIONS	(193,315)	(159,827)

Other income:
Foreign exchange gain	153	259
Government subsidy	8,898	8,852
Sundry income	-	83,762
Interest income	2	5
Total other income	9,053	92,878

LOSS BEFORE INCOME TAXES	(184,262)	(66,949)

Income tax expense	-	-

NET LOSS	$(184,262)	$(66,949)

Other comprehensive loss:
- Foreign currency translation loss	(1,612)	(2,298)

COMPREHENSIVE LOSS	$(185,874)	$(69,247)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	101,120,000	94,129,426

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(184,262)	$(66,949)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	229	200
Stock-based compensation	-	1
Change in operating assets and liabilities:
Account receivable	3,871	(3,871)
Prepayments and other receivables	117	4,621
Other payables and accrued liabilities	164,518	21,847
Net cash used in operating activities	(15,527)	(44,151)

Cash flows from investing activities:
Purchase of plant and equipment	-	(169)
Net cash used in investing activities	-	(169)

Cash flows from financing activities:
Advances from a director	12,813	20,194
Net cash provided by financing activities	12,813	20,194

Effect of exchange rate changes on cash and cash equivalents	(1,612)	(2,295)

Net change in cash and cash equivalents	(4,326)	(26,421)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	5,446	31,867

CASH AND CASH EQUIVALENT, END OF YEAR	$1,120	$5,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non-	Total
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income (loss)	Accumulated deficit	controlling interest	stockholders’ deficit

Balance as of July 1, 2019	-	$-	7,270,000	$7,270	$192,400	$(458)	$(578,286)	$-	$(379,074)

Issuance of shares for promissory note	-	-	93,750,000	93,750	206,250	-	-	-	300,000
Issuance of shares as earnest deposit	-	-	100,000	100	104,900	-	-	-	105,000
Issuance of preferred stock for service rendered	1,000	1	-	-	-	-	-	-	1
Net loss for the year	-	-	-	-	-	-	(66,949)	-	(66,949)
Foreign currency translation adjustment	-	-	-	-	-	(2,298)	-	-	(2,298)

Balance as of June 30, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	$-	$(43,320)

Balance as of July 1, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	$-	$(43,320)

Acquisition of a subsidiary	-	-	-	-	-	-	-	632	632
Net loss for the year	-	-	-	-	-	-	(184,262)	-	(184,262)
Foreign currency translation adjustment	-	-	-	-	-	(1,612)	-	-	(1,612)

Balance as of June 30, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

In September 2017, the Company began developing a business plan for catering integration system for strengthens food and beverage sales system. The system is comprised of a website and an app that provide menu and ordering systems to end users, the majority of whom are small and medium size restaurants and food vendors. AJIA earns revenue by licensing our sales system, and AJIA also provides all necessary training, system maintenance, data analysis, and updates to restaurant staff.

On November 24, 2017, the Board of Directors (the “Board”) accepted the resignation of Ms. Yin Ling (Elaine) Wan as Chief Executive and Chief Financial Officer of the Company. At the same time, the Board elected the following individuals to the following positions: Mr. Zhi Qiang Liang was elected as President, Chief Executive Officer and Director of the Company; Mr. Wai Hing (Samuel) Lai was elected as Chief Financial Officer of the Company; Shun Ching (Dickson) Wong was elected as a Director and a Member of the Audit Committee of the Company; Ms. Sin Kei Stella Hui was elected as a Director and a Member of the Audit Committee; Ms. Kiu Chung Jacqueline Tang was elected as Chief Operating Officer of the Company; Mr. Jeffrey Firestone was elected as Director and Vice President of Investor Relations of the Company; Dr. Kwai Lam (Terence) Wong was elected as Vice President of Investor Relations and Ms. Yin Ling (Elaine) Wan was elected as Director, Secretary and Treasurer.

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

On September 20, 2019, Mr. Kin Chung (Ken) Tam was appointed as members of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai (Thomas) Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors – Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong were resigned from the member of the Board of the Company.

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

In 2020, Splendor Radiant Limited entered into a joint venture agreement with its strategic partner, Mr. Tze Man (Eric) Ngan. Both parties agreed to establish a joint venture relationship in order to collaborate to form a company, Ajia Corporate Systems Architecture Solution Limited (“ACSA”) which Splendor Radiant own 51% of the shares. ACSA has planned to acquire or become business partner in insurance and finance industries, which includes licensed insurance brokerage, trust servicing consulting team and licensed money lender in Hong Kong. ACSA has owned 51% of Tangent Asia Pacific Finance Ltd (“TAPF”), licensed money lender in Hong Kong and willing to develop money lending in Hong Kong and global. TAPF is focusing on the money lending business on second mortgage on property market and lending on crypto assets as collateral that seeks for 8% to 10% return on principle per annum. The Company believes that the finance business in Hong Kong is profitable and has great potential because of the increasing demand for lending on second mortgages on property and cryptocurrency assets.

In June 2021, ACSA purchased 51% shares of JiaYu Insurance Finance limited (“JYIF”), which is a licensed Insurance brokerage firm in Hong Kong. JYIF’s primary role is to provide local lump sum universal life, annuity assurance and offshore insurance products both life and non-life, which include compliant US PPLI, UL, and IUL policies, to designated clients asset growth purposes with complied tax solutions. There is a growing need and demand for Asian clients to purchase compliant PPLI, UL, and IUL policies in order to receive tax benefits and investment returns, and these products are becoming increasingly popular. The Company utilizes Hong Kong as a hub to organize US PPLI, UL, and IUL policies for high-net-worth clients from China, Japan, Taiwan, Korea, Thailand, and Indonesia. PPLI, IUL, and UL policies are increasingly in demand, and the Company has a professional technical team as well as US lawyers and tax advisors on hand to service these clients as a one-stop shop for all their insurance needs.

In 2021, Guangzhou Shengjia Trading Co., Ltd (“GST”), subsidiary of AJIA, aims to provide back-end support on project called “Easy Picture Mobile Application” (“Easy Picture”).

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 ordinary shares for HK$100	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Provision of mobile app back-end support service	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 ordinary shares for HK$10,000	51%

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $184,262 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $829,497 as of June 30, 2021. The continuation of the Company as a going concern through June 30, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and discloses in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2021 and 2020. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2021	2020
Year-end HK$:US$1 exchange rate	7.7654	7.7506
Annual average HK$:US$1 exchange rate	7.7566	7.7947
Year-end RMB:US$1 exchange rate	6.4608	7.0712
Annual average RMB:US$1 exchange rate	6.6192	7.0325

•	Pension cost

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

•	· Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended June 30, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

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

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of June 30,
	2021	2020

Computer equipment, at cost	$1,128	$1,128
Foreign translation difference	10	12
	1,138	1,140
Less: accumulated depreciation	(702)	(474)
Less: foreign translation difference	(3)	(4)
	$433	$662

Depreciation expense for the years ended June 30, 2021 and 2020 were $229 and $200, respectively.

5. AMOUNT DUE TO A RELATED PARTY

As of June 30, 2021 and 2020, amount due to a related party represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free and had no fixed terms of repayment.

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

Hong Kong

For the years ended June 30, 2021 and 2020, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended June 30, 2021 and 2020 are as follows:

	Years ended June 30,
	2021	2020

(Loss) income before income taxes	$(43,818)	$40,369
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(7,230)	6,660
Non-deductible items	37	33
Deductible items	(1,519)	(1,531)
Tax holiday	-	(5,162)
Tax loss not recognized as deferred tax	8,712	-

Income tax expense	$-	$-

The PRC

For the years ended June 30, 2021 and 2020, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of June 30, 2021, the PRC operation incurred $29,695 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2021 and 2020:

	As of June 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$160,892	$133,023
– Hong Kong	26,632	17,920
– The PRC	7,424	6,281
Total deferred tax assets	194,948	157,224
Less: valuation allowance	(194,948)	(157,224)
Net deferred tax assets	$-	$-

As of June 30, 2021, the Company incurred $829,497 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $194,948 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended June 30, 2021, the valuation allowance increased by $37,724, primarily relating to net operating loss carryforwards.

7. PENSION COSTS

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $2,895 and $4,398 for the years ended June 30, 2021 and 2020, respectively

8. STOCKHOLDERS’ EQUITY

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On June 30, 2021, one share of preferred share has been issued.

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

As of June 30, 2021 and 2020, the Company had a total of 101,210,000 shares of its common stock issued and outstanding.

9. RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of June 30, 2021 and 2020, the balance $120,672 and $107,859 represented the loan account of the Director - Wan Yin Ling, which is unsecured, non-interest bearing, and due on demand.

10. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended December 31, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$70,392	72%		$-
Customer B	24,134	24%		-
Customer C	3,868	4%		-

Total:	$98,394	100%	Total:	$-

	Year ended June 30, 2020			June 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$45,030	48%		$-
Customer B	35,024	38%		-
Customer C	12,829	14%		3,871

Total:	$92,883	100%	Total:	$3,871

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

11. COMMITMENTS AND CONTINGENCIES

As of June 30, 2021 and 2020, there were no commitments and contingencies involved.

12. SUBSEQUENT EVENTS

On September 27, 2021, Ms. Wan voluntarily agreed to cancel and return the 1,000 shares of Preferred Stock to the Company for cancellation so as to simplify the Company’s voting and control system. The Company is in the process of completing the cancellation.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

As of June 30, 2021, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021.

During the year ended June 30, 2021, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1 Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2. We did not implement appropriate information technology controls - As at June 30, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below are the present directors, director nominees and executive officers of the Company as of September 28, 2021. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Kwok Fai (Thomas) YIP	62	Chief Executive Officer and Director
Zhi Qiang LIANG	38	President and Director
Wai Hing (Samuel) LAI	51	Chief Financial Officer
Hung Hin Samuel LEUNG	33	Independent Director and Member of Audit Committee
Kiu Chung Jacqueline TANG	32	Independent Director
Yin Ling (Elaine) WAN	53	Director, Secretary and Treasurer

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

On September 28, 2020, Thomas was resigned from a member of our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, and Thomas was appointed as the Company’s Executive Director and Vice Chairman.

Wai Hing LAI (“Samuel”) - Chief Financial Officer

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

Zhi Qiang LIANG (“Liang”) - Director and President

Mr. Liang was graduated from the College of life science, South China Normal University. In 2004, he worked in Chinese Researcher of Easy Care. From 2005 to 2006, he was the China Asia Pacific Operation Director of Joyful (which is a Hong Kong listed company). From Feb. to Apr. 2006, he was the China Market Department Director of Watsons (which is a Hong Kong listed company). From 2012 to 2018, he was the Domestic Marketing Consultant and Executive Director of Hong Kong Go Fun Holding Limited which handle the restaurant IT system.

On September 28, 2020, Mr. Liang resigned as CEO and retained his role as director and president of the Company.

Hung Hin LEUNG (“Samuel”)- Director and Member of the Audit Committee

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

Kiu Chung TANG (“Jacqueline”) - Director and Member of the Audit Committee

Ms. Tang obtained BSc. in Accounting and a Finance degree from University of Surrey in 2012. She has 5 years of business management and director experience. In 2013, she joined Go Fun Project Limited (NGO) and Y&L Group International Company Limited as their director. Since 2019, she has been a director of the Go Inside Kitchen Limited.

On September 28, 2020, Ms. Tang was resigned from Company’s Chief Operating Officer (“COO”) and appointed as Independent and non-executive director and member of the audit committee.

Yin Ling WAN (“Elaine”) - (Director, Secretary, Treasurer)

Ms. Wan graduated from the University of Management & Technology in Arlington, Virginia in 2010. Ms. Wan currently has been the Director of Full Yick International Limited located in Hong Kong since May of 2018. Prior to her position she was Director at Suntransfer Limited in Hong Kong since 2018. She is also director of Jiayu Insurance Finance Limited in Hong Kong since 2017 and Director of Shine Spread Limited in Hong Kong since 2007.

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

27

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

Audit Committee

Our Audit Committee current consists of Hung Hin Samuel Leung and Kwok Fai (Thomas) Yip.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2021 and 2020, the compensation awarded to, paid to, or earned by, our officers and directors.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Zhi Qiang, Liang Director, and President (former CEO)(4)	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
Wai Hing Lai (“Samuel”), CFO	2020	-	-	-	-	-	-	-	-
	2021	8,109	-	-	-	-	-	-	8,109
Kin Chung TAM, Ken, Former Director (1)	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
Hung Hin Samuel LEUNG Director and Member of Audit Committee	2020	-	-	-	-	-	-	-	-
	2021	18,101	-	-	-	-	-	-	18,101
Kwok Fai YIP, Thomas, Director and Member of Audit Committee (3)	2020	-	-	-	-	-	-	-	-
	2021	24,134	-	-	-	-	-	-	24,134
Shun Ching (Dickson) Wong, Former Director (2)	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
Sin Kei Stella Hui, Director (2)	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
Kiu Chung Jacqueline Tang, Director	2020	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
Elaine Yin Ling Wan, Director, Secretary, Treasurer	2020	-	-	-	-	-	-	-	-
	2021	24,134	-	-	-	-	-	-	24,134

Notes to Summary Compensation Table

(1) Mr. Kin Chung TAM was appointed as members of our Board of Directors of the Company’s Executive directors on September 20, 2019 and resigned from the Company’s Executive Director on April 7, 2020.

(2) Ms. Sin Ching Stella Hui and Mr. Sin Ching Wong were resigned from the member of our Board of Directors of our company on September 20, 2019.

(3) On September 28, 2020, Mr. Kwok Fai (Thomas) YIP (Mr. Yip) was resigned from a member of our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, Mr. Yip was appointed as the Company’s Executive Director and Vice Chairman. Mr. Yip’s position as the Company’s Independent and non-executive director was immediately replaced by Ms. Kiu Chung Jacqueline Tang (Ms. Tang) who was formerly engaged as the Company’s Chief Operating Officer (“COO”). Ms. Tang resigned from the position of COO concurrently with this appointment. Mr. Tang was appointed as independent director on June 30, 2021

(4) Zhi Qiang, Liang has been President and Director since November 2017, He was CEO from November 2017 to September 28, 2020

Narrative Disclosure to Summary Compensation Table

Currently, none of our officers and directors are being not compensated for their services during the development stage of our business operations, and they are not considered to be employees of the Company.

We have not paid any salaries in 2021 or 2020. We will not begin paying salaries until we have adequate funds to do so.

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

Compensation of Directors

Our directors have not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended June 30, 2021 and 2020, there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of September 28, 2021, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Common	Kwok Fai YIP	0	0%
Common	ZhiQiang LIANG	4,949,980	4.9%
Common	Full Yick International Ltd. (4)	12,969,519	12.8%
Common	Wai Hing LAI	0	0%
Common	Hung Hin Samuel LEUNG	0	0%
Common	Kiu Chung Jacqueline TANG	0	0%
Common	Directors and Officers as a Group (5 individuals and 1 entity)	17,919,499	17.7%
Preferred stock(5)	Yin Ling WAN	1,000	100%

(1)

The person named above may be deemed to be a “parent” and “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly, unless otherwise noted.

(3)	Based on 101,120,000 common shares issued and outstanding as of September 28, 2021 and 1,000 preferred shares issued and outstanding as of September 28, 2021.

(4)	Full Yick International Ltd.’s director and controlling shareholder is Yin Ling (Elaine) Wan, our director, secretary and treasurer.

(5)

Preferred stock as a class has the right to vote in an amount equal to 51% of the total vote with respect to any proposal relating to (a) increasing the authorized share capital of the Company, (b) effecting any forward stock split of the Company’s authorized, issued or outstanding shares of capital stock, and (c) any other matter subject to a shareholder vote. The Preferred Stock has no rights to dividends, liquidation preference or to conversion. The Preferred Stock as a class shall automatically be redeemed in the event Ms. Yin Ling Wan is no longer or director or if the Company’s common stock trades on a national securities exchange. On September 27, 2021, Ms. Wan voluntarily agreed to cancel and return the Preferred Stock to the Company for cancellation so as to simplify the Company’s voting and control system.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Kwok Fai YIP, Zhi Qiang LIANG, and Mr. Wai Hing (Samuel) Lai are not independent directors because each is also an executive officer of the Company. According to the NASDAQ definition, Kiu Chung Jacqueline TANG and Hung Hin Samuel LEUNG are each independent directors at this time. All current directors are or may become in the future shareholders of the Company.

Related Party Transactions

On August 13, 2019 and November 6, 2010, 4,732,480 and 217,500 shares of common stock were issued to Zhi Qiang Liang, the director of the Company to repay the promissory notes.

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

As of June 30, 2021 and 2020, the balance $113,311 and $107,859 represented the loan account of the Director – Ms. Wan, which is unsecured, non-interest bearing, and due on demand.

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

Item 14. Principal Accounting Fees and Services

On December 10, 2018, the Company appointed Total Asia Associates PLT (“TAAP”) as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended June 30, 2021 and 2020 was TAAP. Their pre-approved fees billed to the Company are set forth below:

	June 30, 2020	June 30, 2021
Audit Fees and Audit Related Fees	$25,000	$25,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$25,000	$25,000

Audit Fees

During the fiscal year ended June 30, 2021, we incurred approximately $25,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2021.

During the fiscal year ended June 30, 2020, we incurred approximately $25,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2020.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2021 and 2020 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2021 and 2020 for professional services rendered by our principal accountant for tax compliance were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2021 and 2020 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation	Filed as exhibit to Form S-1, August 18, 2015
3.2	Amended and Restated Articles of Incorporation	Filed as an exhibit to Def14C on January 18, 2018
3.3	Bylaws	Filed as exhibit to Form S-1, August 18, 2015
10.1	Memorandum between Company and Union Patron Limited dated October 15, 2020	Filed as exhibit 10.1 to Form 8-K filed November 4, 2020
10.2	Agreement between Company and Splendor Radiant Limited	Filed as exhibit 10.2 to Form 8-K filed November 4, 2020
10.3	Memorandum between Ajia Systems Corporation Architecture Solution Limited and Union Patron Limited	Filed as exhibit 10.3 to Form 8-K filed November 4, 2020
10.4	Purchase and Sale Agreement of Jiayu Insurance Finance Limited dated June 29, 2021	Filed as exhibit 10.1 to Form 8-K filed July 2, 2021
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: September 28, 2021	/s/ Mr. Kwok Fai YIP
Mr. Kwok Fai YIP
Director and Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2021	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2021	/s/ Mr. Kwok Fai YIP
Mr. Kwok Fai YIP
Director and Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2021	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Dated: September 28, 2021	/s/ Mr. Zhi Qiang LIANG
Mr. Zhi Qiang LIANG
Director and President

/s/ Ms. Yin Ling WAN
Dated: September 28, 2021	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Ms. Kiu Chung Jacqueline TANG
Dated: September 28, 2021	Kiu Chung Jacqueline TANG
Independent Director

/s/ Mr. Hung Hin Samuel LEUNG
Dated: September 28, 2021	Mr. Hung Hin Samuel LEUNG
Independent Director
Audit Committee

