Form 10-Q
period 2021-09-30
Ajia Innogroup Holdings, Ltd.
filed 2021-11-15
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 15, 2021, the Company had 101,120,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	June 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,082	$1,120
Earnest deposit	105,000	105,000
Prepayments and other receivables	4,585	632

Total current assets	119,667	106,752

Non-current assets:
Plant and equipment, net	1,796	433
Goodwill	120,916	-

TOTAL ASSETS	$242,379	$107,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other payables and accrued liabilities	$343,761	$215,075
Amount due to a related party	163,122	120,672

Total current liabilities	506,883	335,747

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2021 and June 30, 2021	1	1
Common stock, $0.001 par value; 500,000,000 and 75,000,000 shares authorized; 101,120,000 and 101,120,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021	101,120	101,120
Additional paid-in capital	503,550	503,550
Accumulated other comprehensive loss	(3,809)	(4,368)
Accumulated deficit	(889,990)	(829,497)
Total Ajia Innogroup Holdings, Ltd stockholders’ deficit	(289,128)	(229,194)
Non-controlling interest	24,624	632

Total deficit	(264,504)	(228,562)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$242,379	$107,185

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,
	2021	2020

Revenues, net
- Agency income	$4,456	$-
- Catering service income	20,056	18,037
Total revenues, net	24,512	18,037

Cost of revenue	(3,084)	-

Gross profit	21,428	18,037

Operating expenses
General and administrative	61,883	37,066
Professional fee	32,887	17,142
Total operating expenses	94,770	54,208

LOSS FROM OPERATIONS	(73,342)	(36,171)

Other income:
Sundry income	-	74
Interest income	-	1
Total other income	-	75

LOSS BEFORE INCOME TAXES	(73,342)	(36,096)

Income tax expense	-	-

NET LOSS	(73,342)	(36,096)

Net loss attributable to non-controlling interest	(12,849)	-

Net loss attribute to Ajia Innogroup Holdings Ltd.	$(60,493)	$(36,096)

NET LOSS	$(73,342)	$(36,096)
Other comprehensive loss:
- Foreign currency translation loss	559	1,018)

COMPREHENSIVE LOSS	$(72,783)	$(37,114)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	101,120,000	101,120,000

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,
	2021	2021

Cash flows from operating activities:
Net loss	$(73,342)	$(36,096)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	768	57
Stock-based compensation
Change in operating assets and liabilities:
Accounts receivable	-	3,871
Prepayments and other receivables	(1,578)	(6)
Other payables and accrued liabilities	(8,707)	20,237
Net cash used in operating activities	(82,859)	(11,937)

Cash flows from investing activities:
Cash from acquisition of a subsidiary	2,432	-
Net cash provided by investing activities	2,432	-

Cash flows from financing activities:
Advances from a director	88,823	14,110
Net cash provided by financing activities	88,823	14,110

Effect of exchange rate changes on cash and cash equivalents	566	(1,018)

Net change in cash and cash equivalents	8,962	1,155

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	1,120	5,446

CASH AND CASH EQUIVALENT, END OF PERIOD	$10,082	$6,601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Equity attributable to Ajia Innogroup Holdings, Ltd.
	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non-controlling	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	income (loss)	deficit	interest	deficit

Balance as of July 1, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	$-	$(43,320)

Net loss for the period	-	-	-	-	-	-	(36,096)	-	(36,096)
Foreign currency translation adjustment	-	-	-	-	-	(1,018)	-	-	(1,018)
Balance as of September 30, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(3,774)	$(681,331)	$-	$(80,434)

Balance as of July 1, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Acquisition of a subsidiary	-	-	-	-	-	-	-	36,841	36,841
Net loss for the period	-	-	-	-	-	-	(60,493)	(12,849)	(73,342)
Foreign currency translation adjustment	-	-	-	-	-	559	-	-	559
Balance as of September 30, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(3,809)	$(889,990)	$24,624	$(264,504)

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

In the opinion of management, the consolidated balance sheet as of June 30, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on September 28, 2021.

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

In June 2021, the Company purchased 51% shares of JiaYu Insurance Finance limited (“JYIF”), which is a licensed Insurance brokerage firm in Hong Kong. JYIF’s primary role is to provide local lump sum universal life, annuity assurance and offshore insurance products both life and non-life, which include compliant US PPLI, UL, and IUL policies, to designated clients asset growth purposes with complied tax solutions. There is a growing need and demand for Asian clients to purchase compliant PPLI, UL, and IUL policies in order to receive tax benefits and investment returns, and these products are becoming increasingly popular. The Company utilizes Hong Kong as a hub to organize US PPLI, UL, and IUL policies for high-net-worth clients from China, Japan, Taiwan, Korea, Thailand, and Indonesia. PPLI, IUL, and UL policies are increasingly in demand, and the Company has a professional technical team as well as US lawyers and tax advisors on hand to service these clients as a one-stop shop for all their insurance needs.

In 2021, Guangzhou Shengjia Trading Co., Ltd (“GST”), subsidiary of AJIA, aims to provide back-end support on project called “Easy Picture Mobile Application” (“Easy Picture”).

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 ordinary share of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 ordinary shares for HK$100	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Provision of mobile app back-end support service	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 ordinary shares for HK$10,000	51%

Tangent Asia Pacific Finance Limited	Hong Kong, a limited liability company	Provision of money lending business	10,000 ordinary shares for HK$10,000	51%

JiaYu Insurance Finance limited	Hong Kong, a limited liability company	Provision of insurance agency service	2,500,000 ordinary shares for HK$2,500,000	51%

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 – GOING CONCERN UNCERTAINIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $73,342 and suffered from negative cash flows from operations during the period and incurred an accumulated deficit of $889,990 as of September 30, 2021. The continuation of the Company as a going concern through September 30, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•              Basis of presentation

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

•              Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

Expected useful lives
Leasehold improvement	3 years
Computer equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2021 and 2020 were $768 and $57, respectively.

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

·	identify the contract with a customer;

·	identify the performance obligations in the contract;

·	determine the transaction price;

·	allocate the transaction price to performance obligations in the contract; and

·	recognize revenue as the performance obligation is satisfied.

For the Company’s business in catering system development and training, monthly revenue is recognized when the Company satisfies its obligation by transferring control of the promised goods or performance of services to the customer.

The Company facilitates the arrangement between insurance providers and individuals or businesses by providing insurance placement services to the insureds, and is compensated in the form of one-time commissions from the respective insurance providers. The Company primarily facilitates the placement of life, general and MPF insurance products. The Company determines that insurance providers are the customers.

The Company primarily earns commission income arising from the facilitation of the placement of an effective insurance policy, which is recognized at a point in time when the performance obligation has been satisfied upon execution of the insurance policy as the Company has no future or ongoing obligation with respect to such policies. The commission fee rate, which is paid by the insurance providers, based on the terms specified in the service contract which are agreed between the Company and insurance providers for each insurance product being facilitated through the Company. The commission earned is equal to a percentage of the premium paid to the insurance provider. Commission from renewed policies is variable consideration and is recognized in subsequent periods when the uncertainty around variable consideration is subsequently resolved (e.g., when customer renews the policy).

In accordance with ASC 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its channels and independent contractors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue in a gross or net basis depends upon whether the Company has control over the services prior to transferring it. Control is demonstrated by the Company which is primarily responsible for fulfilling the provision of placement services through the Company’s licensed insurance brokers to provide agency services. The commissions from insurance providers are recorded on a gross basis and commission paid to independent contractors or channel costs are recorded as commission expense in the statements of operations.

•              Comprehensive income or loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss, as presented in the accompanying condensed consolidated statement of stockholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended September 30, 2021 and 2020. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	September 30, 2021	September 30, 2020
Period-end HK$:US$1 exchange rate	7.7869	7.7503
Period average HK$:US$1 exchange rate	7.7783	7.7509
Period-end RMB:US$1 exchange rate	6.4593	6.8053
Period average RMB:US$1 exchange rate	6.4723	6.9209

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

•              Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended September 30, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

•              Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 5 – BUSINESS COMBINATION

On July 1, 2021, the Company completed the acquisition of 51% equity interest of JiaYu Insurance Finance Limited (“JYIF”) (the “Acquisition”). The total consideration of the acquisition is $131,352.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The purchase price allocation resulted in $120,916 of goodwill, as below:

Acquired assets:	US$
Cash and cash equivalents	$2,432
Prepayments	1,743
Plant and equipment	2,138
Amount due from related parties	21,203
27,516
Less: Assumed liabilities
Accrued liabilities and other payables	(7,053)
(7,053)

Fair value of net assets acquired	20,463
Non-controlling interest	(10,027)
Goodwill recorded	120,916

Cash consideration allocated	$131,352

The Acquisition was accounted for as a business combination in accordance with ASC 805 “Business Combinations”. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from management estimation. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

NOTE 6 – AMOUNT DUE TO A RELATED PARTY

As of September 30, 2021 and June 30, 2021, amount due to a related party represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free and had no fixed terms of repayment.

NOTE 7 – INCOME TAXES

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

Hong Kong

For the three months ended September 30, 2021 and 2020, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the three months ended September 30, 2021 and 2020 are as follows:

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,
	2021	2020

Loss before income taxes	$(73,056)	$(36,096)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(12,054)	(5,956)
Net operating loss against valuation allowance	12,054	5,956

Income tax expense	$-	$-

The PRC

For the three months ended September 30, 2021 and 2020, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of September 30, 2021, the PRC operation incurred $29,981 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
Deferred tax assets:
Net operating loss carryforwards from:
– United States of America	$160,892	$160,892
– Hong Kong	38,686	26,632
– The PRC	7,495	7,424
Total deferred tax assets	207,073	194,948
Less: valuation allowance	(207,073)	(194,948)
Net deferred tax assets	$-	$-

As of September 30, 2021, the Company incurred $889,990 of the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $207,073 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended September 30, 2021, the valuation allowance increased by $12,125, primarily relating to net operating loss carryforwards.

NOTE 8 – STOCKHOLDERS’ DEFICIT

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On September 30, 2021, one share of preferred share has been issued.

(b) Common stock

The Company was authorized to issue five hundred million (500,000,000) shares of common stock, par value $0.001 per share.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2021 and June 30, 2021, the Company had a total of 101,210,000 shares of its common stock issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of September 30, 2021 and June 30, 2021, the balance of $163,122 and $120,672 represented temporary advances by the Director - Wan Yin Ling to the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 10 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Three Months ended September 30, 2021			September 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

	$20,056	82%		$-

Total:	$20,056	82%	Total:	$-

	Three Months ended September 30, 2020			September 30, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

	$10,064	56%		$-
	6,038	33%		-
	1,935	11%		-

Total:	$18,037	100%	Total:	$-

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, there were no commitments and contingencies involved.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended June 30, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021.

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

Overview

Corporate Background- Business Development

Ajia Innogroup Holdings, LTD. (the “Company”) was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company’s administrative address is 187 E. Warm Springs Road, Suite B307, Las Vegas, Nevada 89119. The telephone number is: (702) 360-0652.

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

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 ordinary share of US$1 each	100%

Ajia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 ordinary shares for HK$100	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Provision of mobile app back-end support service	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 ordinary shares for HK$10,000	51%

Tangent Asia Pacific Finance Limited	Hong Kong, a limited liability company	Provision of money lending business	10,000 ordinary shares for HK$10,000	51%

JiaYu Insurance Finance Limited	Hong Kong, a limited liability company	Provision of Insurance agency service	2,500,000 ordinary shares for HK$2,500,000	51%

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

On October 15, 2020, the Company ratified entry into a Memorandum of Understanding with Union Patron Limited for the formation of holding joint venture company, AJIA Corporate Systems Architecture Solution Ltd (“Ajia Corporate”), which the Company shall own a 51% interest in. Ajia Corporate is a company registered in Hong Kong and intends to enter a Memorandum of Understanding (“MOU”) to expand its business developments in area of data enterprise solutions, cloud and digital trading solutions, combined enterprise syndication planning and solutions, and E-compliance system and enterprise solutions.

Jia Yu Insurance Finance limited

The Company’s insurance brokerage firm, Jia Yu Insurance Finance limited (“Jiayu”), in which Ajia Corporate owns 51% interest, is a licensed brokerage firm in Hong Kong. Jiayu’s primary goal is to provide local lump sum large premium universal life & annuity assurance policies, and offshore insurance products (both life and n on-life), which include compliant US, Canada, UK and Australia PPLI, UL, and IUL policies, to the designated high net worth clients for asset growth purposes (as well as other commercial reasons and purposes).

Introduction

Jiayu Insurance Finance Limited was established in 2014 with the goal of providing professional insurance services to target newly arrived immigrants. Because of the rapid changes in the insurance brokerage market in recent years, we have invited former eminent insurance industry experts to join, with the direction of expanding the international market for life insurance from onshore and offshore insurers, as well as professional general insurance.

Our Hong Kong license number is FB1699 which under register of Licensed Insurance Intermediaries (Firm) by Insurance Authority in Hong Kong.

Products and Services

Life Insurance

Jiayu offers full range of private placement life insurance (PPLI) products and services. Advantage PPLI policies provide clients with bespoke solutions to inter-generational wealth transfer, estate planning, business succession and charitable giving needs.

General Insurance

Jiayu’s Business Insurance group specializes in the creation of customized risk finance, risk protection and risk transfer solutions for small and medium-sized businesses using captive insurers and other alternative risk transfer methods.

Offshore Life Insurance

Jiayu offers full range of private placement life insurance (PPLI) products with bespoke investment funds and services. Advantage PPLI policies provide clients with bespoke solutions to inter-generational wealth transfer, estate planning, business succession and charitable giving needs.

Results of Operations

Comparison for the Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021 and 2020, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

As of September 30, 2021, we suffered from a working capital deficit of $387,216. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2021, compared to September 30, 2020:

	Three months ended September 30,
	2021	2020

Revenue	$24,512	$18,037
Cost of revenue	(3,084)	-
Gross profit	21,428	18,037
General and administrative expenses	(61,883)	(37,066)
Professional fees	(32,887)	(17,142)
Loss from operation	(73,342)	(36,171)
Total other income	-	75
Income tax expense	-	-
NET LOSS	$(73,342)	$(36,096)

Revenues

During the three months ended September 30, 2021, we have derived income of $24,512 (2020: $18,037). This increase was primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

General and administrative expenses

The Company’s general and administrative expenses for the three months ended September 30, 2021 is $61,883 and for the three months ended September 30, 2020 is $37,066.

Professional fees

The Company’s professional fees for the three months ended September 30, 2021 is $32,887 and for the three months ended September 30, 2020 is $17,142.

Loss from operation

During the three months ended September 30, 2021 and 2020, the Company recorded loss from operation of $73,342 and $36,171, respectively.

Net Loss

During the three months ended September 30, 2021 and 2020, the Company recognized net losses of $73,342 and $36,096, respectively.

Liquidity and Capital Resources

At September 30, 2021, we had total current assets of $119,667 which consists of $10,082 in cash, $1,264 in accounts receivables, $3,321 in deposits and prepayment and $105,000 earnest deposit. We had total current liabilities of $506,883, which consist of $163,122 due to related party and $343,761 in other payables and accrued liabilities.

	Three months ended September 30,
	2021	2020

Net cash used in operating activities	$(82,859)	$(11,937)
Net cash provided by investing activities	2,432	--
Net cash provided by financing activities	88,823	14,110

Net Cash Used In Operating Activities.

For the three months ended September 30, 2021, net cash used in operating activities was $82,859, which consisted primarily of a net loss of $73,342, depreciation of plant and equipment of $768, offset by an increase in prepayments and other receivables of $1,578 and a decrease in other payables and accrued liabilities of $8,707.

For the three months ended September 30, 2020, net cash used in operating activities was $11,937, which consisted primarily of a net loss of $36,096, depreciation of plant and equipment of $57, an increase in prepayment and other receivables of $6, offset by a decrease in accounts receivable of $3,871 and an increase in other payables and accrued liabilities of $20,237.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the three months ended September 30, 2021, net cash provided by investing activities was $2,432 from acquisition of a subsidiary

For the three months ended September 30, 2020, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the three months ended September 30, 2021, net cash provided by financing activities was $88,823 consisting primarily of advances from a director.

For the three months ended September 30, 2020, net cash provided by financing activities was $14,110 consisting primarily of advances from a director.

In the early stage of development, we have limited business activity to generate revenue from our operations. We will require additional funds to fully implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We currently do not have any arrangements for additional financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing, a successful marketing and promotion program and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We will require additional funds to maintain our reporting status with the SEC and remain in good standing with the state of Nevada.

Going Concern

We have incurred net loss since our inception on March 19, 2014 through September 30, 2021 totaling $889,990 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2021 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

See Note 4 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended June 30, 2021. Management believes that there have been no changes in our critical accounting policies during the fiscal quarter ended September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended September 30, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain countries, states and municipalities have enacted, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some places have lessened their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation	Filed as exhibit to Form S-1, August 18, 2015
3.2	Amended and Restated Articles of Incorporation	Filed as an exhibit to Def14C on January 18, 2018
3.3	Bylaws	Filed as exhibit to Form S-1, August 18, 2015
10.1	Memorandum between Company and Union Patron Limited dated October 15, 2020	Filed as exhibit 10.1 to Form 8-K filed November 4, 2020
10.2	Agreement between Company and Splendor Radiant Limited	Filed as exhibit 10.2 to Form 8-K filed November 4, 2020
10.3	Memorandum between Ajia Systems Corporation Architecture Solution Limited and Union Patron Limited	Filed as exhibit 10.3 to Form 8-K filed November 4, 2020
10.4	Purchase and Sale Agreement of Jiayu Insurance Finance Limited dated June 29, 2021	Filed as exhibit 10.1 to Form 8-K filed July 2, 2021
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

AJIA INNOGROUP HOLDINGS LTD.

Dated: November 15, 2021	By:	/s/ Yip Kwok Fai
Yip Kwok Fai (Thomas), Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Wai Hing (Samuel) Lai
Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

