Form 10-Q
period 2021-12-31
Ajia Innogroup Holdings, Ltd.
filed 2022-02-14
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Las Vegas, NV 89119

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

As of February 14, 2022, the Company had 101,120,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021, AND JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2021	June 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,946	$1,120
Accounts receivable	1,264	632
Earnest deposit	105,000	105,000
Prepayments and other receivables	27,310	-

Total current assets	157,520	106,752

Non-current assets:
Plant and equipment, net	2,594	433
Goodwill	120,916	-

TOTAL ASSETS	$281,030	$107,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other payables and accrued liabilities	$388,117	$215,075
Amount due to a related party	177,285	120,672

Total current liabilities	565,402	335,747

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2021 and June 30, 2021	1	1
Common stock, $0.001 par value; 500,000,000 and 75,000,000 shares authorized; 101,120,000 and 101,120,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021	101,120	101,120
Additional paid-in capital	503,550	503,550
Accumulated other comprehensive loss	(1,237)	(4,368)
Accumulated deficit	(925,898)	(829,497)
Total Ajia Innogroup Holdings, Ltd stockholders’ deficit	(322,464)	(229,194)
Non-controlling interest	38,092	632

Total deficit	(284,372)	(228,562)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$281,030	$107,185

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Six Months ended December 31,
	2021	2020	2021	2020

Revenues, net	$36,417	$18,185	$60,929	$36,222

Cost of revenue	(10,025)	-	(13,109)	-

Gross profit	26,392	18,185	47,820	36,222

Operating expenses
General and administrative	31,374	26,000	93,257	63,066
Professional fee	17,468	21,561	50,355	38,703
Total operating expenses	48,842	47,561	143,612	101,769

LOSS FROM OPERATIONS	(22,450)	(29,376)	(95,792)	(65,547)

Other income:
Sundry income	10	8,977	10	9,051
Interest income	-	-	-	1
Total other income	10	8,977	10	9,052

LOSS BEFORE INCOME TAXES	(22,440)	(20,399)	(95,782)	(56,495)

Income tax expense	-	-	-	-

NET LOSS	(22,440)	(20,399)	(95,782)	(56,495)

Net profit attributable to non-controlling interest	13,468	-	619	-

Net loss attribute to Ajia Innogroup Holdings Ltd.	$(35,908)	$(20,399)	$(96,401)	$(56,495)

NET LOSS	$(22,440)	$(20,399)	$(95,782)	$(56,495)
Other comprehensive loss:
- Foreign currency translation loss	2,572	2,913	3,131	1,894

COMPREHENSIVE LOSS	(19,868)	(17,486)	$(92,651)	$(54,601)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	101,120,000	101,120,000	101,120,000	101,120,000

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Six Months ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(95,782)	$(56,495)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	119	114
Stock-based compensation
Change in operating assets and liabilities:
Accounts receivable	-	3,871
Prepayments and other receivables	(26,199)	(11)
Other payables and accrued liabilities	35,649	26,468
Net cash used in operating activities	(86,213)	(26,053)

Cash flows from investing activities:
Purchases of plant and equipment	(154)	-
Cash from acquisition of a subsidiary	3,064	-
Net cash provided by investing activities	2,910	-

Cash flows from financing activities:
Advances from a director	102,986	23,075
Net cash provided by financing activities	102,986	23,075

Effect of exchange rate changes on cash and cash equivalents	3,143	1,896

Net change in cash and cash equivalents	22,826	(1,082)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	1,120	5,446

CASH AND CASH EQUIVALENT, END OF PERIOD	$23,946	$4,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Equity attributable to Ajia Innogroup Holdings, Ltd.
	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Non-controlling	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	capital	(loss)	deficit	interest	deficit

Balance as of July 1, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	$-	$(43,320)

Net loss for the period	-	-	-	-	-	-	(36,096)	-	(36,096)
Foreign currency translation adjustment	-	-	-	-	-	(1,019)	-	-	(1,019)
Balance as of September 30, 2020	1,000	1	101,120,000	101,120	503,550	(3,775)	(681,331)	-	(80,435)

Net loss for the period	-	-	-	-	-	-	(20,399)	-	(20,399)
Foreign currency translation adjustment	-	-	-	-	-	2,913	-	-	2,913

Balance as of December 31, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(862)	$(701,730)	$-	$(97,921)

Balance as of July 1, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Acquisition of a subsidiary	-	-	-	-	-		-	36,841	36,841
Net loss for the period	-	-	-	-	-	-	(60,493)	(12,849)	(73,342)
Foreign currency translation adjustment	-	-	-	-	-	559	-	-	559

Balance as of September 30, 2021	1,000	1	101,120,000	101,120	503,550	(3,809)	(889,990)	24,624	(264,504)

Net loss for the period	-	-	-	-	-	-	(35,908)	13,468	(22,440)
Foreign currency translation adjustment	-	-	-	-	-	2,572	-	-	2,572

Balance as of December 31, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(1,237)	$(925,898)	$38,092	$(284,372)

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

In the opinion of management, the consolidated balance sheet as of June 30, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2022 or for any future period.

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

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued shares of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 issued shares for HK$100	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Provision of mobile app back-end support service	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 issued shares for HK$10,000	51%

Tangent Asia Pacific Finance Limited	Hong Kong, a limited liability company	Provision of Money lending business	10,000 issued shares for HK$10,000	51%

JiaYu Insurance Finance limited	Hong Kong, a limited liability company	Provision of insurance agency service	2,500,000 issued shares of HK$1 each	51%

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 – GOING CONCERN UNCERTAINIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $95,782 and suffered from negative cash flows from operations during the period and incurred an accumulated deficit of $925,898 as of December 31, 2021. The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Depreciation expense for the three months ended December 31, 2021 and 2020 were $62 and $57, respectively.

Depreciation expense for the six months ended December 31, 2021 and 2020 were $119 and $114, respectively.

•	Impairment of long-lived assets

In accordance with the provisions of ASC 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

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

ASC 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss, as presented in the accompanying condensed consolidated statement of stockholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

•	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the six months ended December 31, 2021 and 2020. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	December 31, 2021	December 31, 2020
Period-end HK$:US$1 exchange rate	7.7977	7.7525
Period average HK$:US$1 exchange rate	7.7842	7.7508
Period-end RMB:US$1 exchange rate	6.3641	6.5277
Period average RMB:US$1 exchange rate	6.4336	6.7693

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended December 31, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

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

The Company also follows the guidance of the ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The purchase price allocation resulted in $120,916 of goodwill, as below:

Acquired assets:	US$
Cash and cash equivalents	$2,432
Prepayments	1,743
Plant and equipment	2,138
Amount due from related parties	21,203
27,516

Less: Assumed liabilities
Accrued liabilities and other payables	(7,053)
(7,053)

Fair value of net assets acquired	20,463
Non-controlling interest	(10,027)
Exchange difference	-
Goodwill recorded	120,916
Cash consideration allocated	$131,352

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

NOTE 6 – AMOUNT DUE TO A RELATED PARTY

As of December 31, 2021 and June 30, 2021, amount due to a related party represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free and had no fixed terms of repayment.

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

Hong Kong

For the six months ended December 31, 2021 and 2020, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the six months ended December 31, 2021 and 2020 are as follows:

	Six Months ended December 31,
	2021	2020

Loss before income taxes	$(95,333)	$(56,495)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(15,730)	(9,322)
Net operating loss against valuation allowance	15,730	9,322

Income tax expense	$-	$-

The PRC

For the six months ended December 31, 2021 and 2020, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of December 31, 2021, the PRC operation incurred $30,144 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$160,892	$160,892
– Hong Kong	42,362	26,632
– The PRC	7,536	7,424
Total deferred tax assets	210,790	194,948
Less: valuation allowance	(210,790)	(194,948)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company incurred $925,279 of the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $210,790 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the six months ended December 31, 2021, the valuation allowance increased by $15,842, primarily relating to net operating loss carryforwards.

NOTE 8 – STOCKHOLDERS’ DEFICIT

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On December 31, 2021, one share of preferred share has been issued.

(b) Common stock

The Company was authorized to issue five hundred million (500,000,000) shares of common stock, par value $0.001 per share.

As of December 31, 2021 and June 30, 2021, the Company had a total of 101,210,000 shares of its common stock issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of December 31, 2021 and June 30, 2021, the balance of $177,285 and $120,672 represented temporary advances by the Director - Wan Yin Ling to the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 10 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended December 31, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Three Months ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$25,051	69%		$-
Customer B	6,943	19%

Total:	$31,994	88%	Total:	$-

	Three Months ended December 31, 2020			December 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$10,146	56%		$-
Customer C	6,088	33%		-
Customer D	1,951	11%		-

Total:	$18,185	100%	Total:	$-

	Six Months ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$45,092	74%		$-
Customer B	6,943	11%

Total:	$52,035	85%	Total:	$-

	Six Months ended December 31, 2020			December 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$20,210	56%		$-
Customer C	12,126	33%		-
Customer D	3,886	11%		-

Total:	$36,222	100%	Total:	$-

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, there were no commitments and contingencies involved.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2021.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2021 and 2020

During the three months ended December 31, 2021 and 2020, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

As of December 31, 2021, we suffered from a working capital deficit of $407,882. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended December 31, 2021, compared to December 31, 2020:

	Three months ended December 31,
	2021	2020

Revenue	$36,417	$18,185
Cost of revenue	(10,025)	-
Gross profit	26,392	18,185
General and administrative expenses	(31,374)	(26,000)
Professional fees	(17,468)	(21,561)
Loss from operation	(22,450)	(29,376)
Total other income	10	8,977
Income tax expense	-	-
NET LOSS	$(22,440)	$(20,399)

Revenues

During the three months ended December 31, 2021, we have derived income of $36,417 (2020: $18,185). This increase is primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales and growth in insurance brokerage transactions. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

General and administrative expenses

The Company’s general and administrative expenses for the three months ended December 31, 2021 is amounted to $31,374 and for the three months ended December 31, 2020 is amounted to $26,000. This increase is due to the increase in the payroll headcount.

Professional fees

The Company’s professional fees for the three months ended December 31, 2021 is $17,468 and for the three months ended December 31, 2020 is $21,561.

Loss from operation

During the three months ended December 31, 2021 and 2020, the Company recorded the loss from operation of $22,450 and $29,376, respectively.

Net Loss

During the three months ended December 31, 2021 and 2020, the Company recognized net losses of $22,440 and $20,399, respectively.

Comparison for the Six Months Ended December 31, 2021 and 2020

	Six months ended December 31,
	2021	2020

Revenue	$60,929	$36,222
Cost of revenue	(13,109)	-
Gross profit	47,820	36,222
General and administrative expenses	(93,257)	(63,066)
Professional fees	(50,355)	(38,703)
Loss from operation	(95,792)	(65,547)
Total other income	10	9,052
Income tax expense	-	-
NET LOSS	$(95,782)	$(56,495)

Revenues

During the six months ended December 31, 2021 we have derived income of $60,929 (2020: $36,222). This increase was primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales and growth in insurance brokeage transactions. Management anticipates revenues to continue to grow as the revenue trends are positive month over month

General and administrative expenses

The Company’s general and administrative expenses for the six months ended December 31, 2021 is amounted to $93,257 and for the six months ended December 31, 2020 is amounted to $63,066. This increase is due to the increase in the payroll headcount.

Professional fees

The Company’s professional fees for the six months ended December 31, 2021 is amounted to $50,355 and for the six months ended December 31, 2020 is amounted to $38,703.

Net Loss

During the six months ended December 31, 2021 and 2020, the Company recognized the net losses of $95,782 and $56,495, respectively.

Liquidity and Capital Resources

At December 31, 2021, we had total current assets of $157,520 which consist of $23,946 in cash and cash equivalents, $1,264 in accounts receivables, $27,310 in deposits and prepayment and $105,000 in earnest deposit. We had total current liabilities of $565,402, which consist of $177,285 due to related party and $388,117 in other payables and accrued liabilities.

At June 30, 2021, we had total current assets of $106,752 which consist of $1,120 in cash and cash equivalents, $632 in prepayment and other receivables and $105,000 in earnest deposit. We had total current liabilities of $335,747, which consist of $215,075 due to related party and $120,672 in other payables and accrued liabilities.

	Six months ended December 31,
	2021	2020

Net cash used in operating activities	$(86,213)	$(26,053)
Net cash provided by investing activities	2,910	-
Net cash provided by financing activities	102,986	23,075

Net Cash Used In Operating Activities

For the six months ended December 31, 2021, net cash used in operating activities was $86,213, which consisted primarily of a net loss of $95,782, depreciation of plant and equipment of $119, an increase in other payables and accrued liabilities of $35,649 offset by an increase in prepayments and other receivables of $26,199.

For the six months ended December 31, 2020, net cash used in operating activities was $26,053, which consisted primarily of a net loss of $56,495, depreciation of plant and equipment of $114, a decrease in accounts receivable of $3,871, an increase in other payables and accrued liabilities of $26,468, offset by an increase in prepayments and other receivables of $11.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities

For the six months ended December 31, 2021, net cash provided by investing activities was $2,910, which consisted primarily of cash from acquisition of a subsidiary of $3,064 and purchases of plant and equipment of $154.

For the six months ended December 31, 2020, there were no investing activities.

Net Cash Provided By Financing Activities

For the six months ended December 31, 2021, net cash provided by financing activities was $102,986, consisting primarily of advances from a director.

For the six months ended December 31, 2020, net cash provided by financing activities was $23,075, consisting primarily of advances from a director.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through December 31, 2021 totaling $925,898 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2021 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

See Note 4 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended June 30, 2021. Management believes that there have been no changes in our critical accounting policies during the fiscal quarter ended December 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended December 31, 2021, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AJIA INNOGROUP HOLDINGS LTD.

Dated: February 14, 2022	By:	/s/ Yip Kwok Fai
Yip Kwok Fai (Thomas), Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2022	By:	/s/ Wai Hing (Samuel) Lai
Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

