Form 10-Q
period 2022-03-31
Ajia Innogroup Holdings, Ltd.
filed 2022-05-23
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 20, 2022, the Company had 101,120,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	June 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$40,180	$1,120
Accounts receivable	2,823	632
Earnest deposit	105,000	105,000
Prepayments and other receivables	26,986	-

Total current assets	174,989	106,752

Non-current assets:
Plant and equipment, net	2,518	433
Goodwill	120,916	-

TOTAL ASSETS	$298,423	$107,185

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other payables and accrued liabilities	$433,361	$215,075
Amount due to a related party	190,102	120,672

Total current liabilities	623,463	335,747

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding at March 31, 2022 and June 30, 2021	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 101,120,000 and 101,120,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021	101,120	101,120
Additional paid-in capital	503,550	503,550
Accumulated other comprehensive loss	(91)	(4,368)
Accumulated deficit	(967,801)	(829,497)
Total Ajia Innogroup Holdings, Ltd stockholders’ deficit	(363,221)	(229,194)
Non-controlling interest	38,181	632

Total deficit	(325,040)	(228,562)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$298,423	$107,185

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended March 31,		Nine Months ended March 31,
	2022	2021	2022	2021

Revenues, net	$27,121	$36,209	$88,050	$72,431

Cost of revenue	(1,881)	(6,507)	(14,990)	(6,507)

Gross profit	25,240	29,702	73,060	65,924

Operating expenses
General and administrative	46,757	52,788	140,014	115,854
Professional fee	20,297	13,755	70,652	52,458
Total operating expenses	67,054	66,543	210,666	168,312

LOSS FROM OPERATIONS	(41,814)	(36,841)	(137,606)	(102,388)

Other income:
Sundry income	-	-	10	9,051
Interest income	-	-	-	1
Total other income	-	-	10	9,052

LOSS BEFORE INCOME TAXES	(41,814)	(36,841)	(137,596)	(93,336)

Income tax expense	-	-	-	-

NET LOSS	(41,814)	(36,841)	(137,596)	(93,336)

Net loss attributable to non-controlling interest	89	-	708	-

Net loss attributable to Ajia Innogroup Holdings Ltd.	$(41,903)	$(36,841)	$(138,304)	$(93,336)

NET LOSS	$(41,814)	$(36,841)	$(137,596)	$(93,336)
Other comprehensive loss:
- Foreign currency translation loss	1,146	378	4,277	2,272

COMPREHENSIVE LOSS	(40,668)	(36,463)	$(133,319)	$(91,064)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	101,120,000	101,120,000	101,120,000	101,120,000

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Equity attributable to Ajia Innogroup Holdings, Ltd.
	Preferred stock		Common stock		Additional	Accumulated other comprehensive	Accumulated	Non-controlling	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income (loss)	deficit	interest	deficit

Balance as of July 1, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	$-	$(43,320)

Net loss for the period	-	-	-	-	-	-	(36,096)	-	(36,096)
Foreign currency translation adjustment	-	-	-	-	-	(1,019)	-	-	(1,019)
Balance as of September 30, 2020	1,000	1	101,120,000	101,120	503,550	(3,775)	(681,331)	-	(80,435)

Net loss for the period	-	-	-	-	-	-	(20,399)	-	(20,339)
Foreign currency translation adjustment	-	-	-	-	-	2,913	-	-	2,913
Balance as of December 31, 2020	1,000	1	101,120,000	101,120	503,550	(862)	(701,730)		(97,921)

Acquisition of a subsidiary	-	-	-	-	-	-	-	632	632
Net loss for the period	-	-	-	-	-	-	(36,841)	-	(36,841)
Foreign currency translation adjustment	-	-	-	-	-	378	-	-	378

Balance as of March 31, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(484)	$(738,571)	$632	$(133,752)

Balance as of July 1, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Acquisition of a subsidiary	-	-	-	-	-		-	36,841	36,841
Net loss for the period	-	-	-	-	-	-	(60,493)	(12,849)	(73,342)
Foreign currency translation adjustment	-	-	-	-	-	559	-	-	559

Balance as of September 30, 2021	1,000	1	101,120,000	101,120	503,550	(3,809)	(889,900)	24,624	(264,504)

Net loss for the period	-	-	-	-	-	-	(35,908)	13,468	(22,440)
Foreign currency translation adjustment	-	-	-	-	-	2,572	-	-	2,572

Balance as of December 31, 2021	1,000	1	101,120,000	101,120	503,550	(1,237)	(925,898)	38,092	(284,372)

Net loss for the period	-	-	-	-	-	-	(41,903)	89	(41,814)
Foreign currency translation adjustment	-	-	--	-	-	1,146	-	-	1,146

Balance as of March 31, 2022	1,000	$1	101,120,000	$101,120	$503,550	$(91)	$(967,801)	$38,181	$(325,040)

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(137,596)	$(93,336)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	183	171
Stock-based compensation
Change in operating assets and liabilities:
Accounts receivable	-	3,871
Prepayments and other receivables	(27,434)	117
Other payables and accrued liabilities	80,893	67,085
Net cash used in operating activities	(83,954)	(22,092)

Cash flows from investing activities:
Purchases of plant and equipment	(154)	-
Cash from acquisition of a subsidiary	3,064	-
Net cash provided by investing activities	2,910	-

Cash flows from financing activities:
Advances from a director	115,803	20,524
Net cash provided by financing activities	115,803	20,524

Effect of exchange rate changes on cash and cash equivalents	4,301	2,276

Net change in cash and cash equivalents	39,060	708

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	1,120	5,446

CASH AND CASH EQUIVALENT, END OF PERIOD	$40,180	$6,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

In the opinion of management, the consolidated balance sheet as of June 30, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2022 or for any future period.

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

In June 2021, the Company purchased 51% shares of JiaYu Insurance Finance limited (“JYIF”), which is a licensed Insurance brokerage firm in Hong Kong. JYIF’s primary role is to provide local lump sum universal life, annuity assurance and offshore insurance products both life and non-life policies.

In 2021, the Company, through its subsidiary, Guangzhou Shengjia Trading Co., Ltd (“GST”), aims to provide back-end support on project called “Easy Picture Mobile Application” (“Easy Picture”).

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 issued share of US$1 each	100%

A Jia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 issued shares for HK$100	100%

Guangzhou Shengjia Trading Co., Ltd	The PRC, a limited liability company	Provision of mobile app back-end support service	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 issued shares for HK$10,000	51%

Tangent Asia Pacific Finance Limited	Hong Kong, a limited liability company	Provision of Money lending business	10,000 issued shares for HK$10,000	51%

JiaYu Insurance Finance limited	Hong Kong, a limited liability company	Provision of insurance agency service	2,500,000 issued shares of HK$1 each	51%

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 – GOING CONCERN UNCERTAINIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $137,596 and suffered from negative cash flows from operations during the period and incurred an accumulated deficit of $967,801 as of March 31, 2022. The continuation of the Company as a going concern through March 31, 2023 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

•               Business Combinations

The Company follows Accounting Standards Codification (“ASC”) ASC Topic 805, Business Combinations (“ASC 805”) and ASC Topic 810-10-65, Consolidation. ASC Topic 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “fair value.” The statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC Topic 805, all business combinations are accounted for by applying the acquisition method. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2022 and 2021 were $64 and $57, respectively.

Depreciation expense for the nine months ended March 31, 2022 and 2021 were $183 and $171, respectively.

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

•               Revenue recognition

The Company’s revenue recognition policies are in compliance with ASC Topic 605 “Revenue Recognition” (“ASC 605”). Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the Company’s business in catering system development and training, monthly revenue is recognized when the Company satisfies its obligation by transferring control of the promised goods or performance of services to the customer.

The Company facilitates the arrangement between insurance providers and individuals or businesses by providing insurance placement services to the insureds and is compensated in the form of one-time commissions from the respective insurance providers. The Company primarily facilitates the placement of life, general and MPF insurance products. The Company determines that insurance providers are the customers.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the nine months ended March 31, 2022 and 2021. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	March 31, 2022	March 31, 2021
Period-end HK$:US$1 exchange rate	7.8308	7.7742
Period average HK$:US$1 exchange rate	7.7911	7.7528
Period-end RMB:US$1 exchange rate	6.3444	6.5536
Period average RMB:US$1 exchange rate	6.4061	6.6749

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

•               Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended March 31, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

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

•               Commitments and contingencies

The Company follows the ASC Topic 450-20, “Commitments” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

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

NOTE 6 – AMOUNT DUE TO A RELATED PARTY

As of March 31, 2022 and June 30, 2021, amount due to a related party represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, which was unsecured, interest-free and had no fixed terms of repayment.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 7 – INCOME TAXES

The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

AJIA is registered in the State of Nevada and is subject to the tax laws of United States of America. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented.

For the nine months ended March 31, 2022 and 2021, there was no operation in the United States of America.

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the nine months ended March 31, 2022 and 2021, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the nine months ended March 31, 2022 and 2021 are as follows:

	Nine months ended March 31,
	2022	2021

Loss before income taxes	$(137,036)	$(93,336)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(22,611)	(15,400)
Net operating loss against valuation allowance	22,611	15,400

Income tax expense	$-	$-

The PRC

For the nine months ended March 31, 2022 and 2021, the Company generated no operating result and accordingly, no provision for income tax has been recorded.

As of March 31, 2022, the PRC operation incurred $30,255 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$189,936	$160,892
– Hong Kong	49,243	26,632
– The PRC	7,564	7,424
Total deferred tax assets	246,743	194,948
Less: valuation allowance	(246,743)	(194,948)
Net deferred tax assets	$-	$-

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of March 31, 2022, the Company incurred $967,801 of the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $217,699 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the Nine months ended March 31, 2022, the valuation allowance increased by $22,751, primarily relating to net operating loss carryforwards.

NOTE 8 – STOCKHOLDERS’ DEFICIT

(a)     Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On March 31, 2022, one share of preferred share has been issued.

(b)     Common stock

The Company was authorized to issue five hundred million (500,000,000) shares of common stock, par value $0.001 per share.

As of March 31, 2022 and June 30, 2021, the Company had a total of 101,210,000 shares of its common stock issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

As of March 31, 2022 and June 30, 2021, the balance of $190,102 and $120,672 represented temporary advances by the Director - Wan Yin Ling to the Company, which is unsecured, non-interest bearing, and due on demand.

NOTE 10 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended March 31, 2022 and 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Three Months ended March 31, 2022			March 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customers A	$15,000	55.30%		$-
Customers B	10,000	36.86%		-

Total:	$25,000	92.16%	Total:	$-

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

There was no individual customer who accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2021.

	Nine Months ended March 31, 2022			March 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$40,000	45.43%		$-
Customer B	30,000	34.07%		-

Total:	$70,000	79.50%	Total:	$-

There was no individual customer who accounted for 10% or more of the Company’s revenues for the nine months ended March 31, 2021.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, there were no commitments and contingencies involved.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Overview

Corporate Background- Recent Business Development

Ajia Innogroup Holdings, LTD. (the “Company”) was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company’s administrative address is 187 E. Warm Springs Road, Suite B307, Las Vegas, Nevada 89119. The telephone number is: (702) 360-0652.

In June 2021, the Company purchased 51% shares of Jia Yu Insurance Finance limited (“JYIF”), which is a licensed Insurance brokerage firm in Hong Kong. JYIF’s primary role is to provide local lump sum universal life, annuity assurance and offshore insurance products both life and non-life policies, to designated clients asset growth purposes with complied tax solutions, which include the followings:-

•	compliant US private placement life insurance (“PPLI”), a form of cash value universal life insurance that is offered privately;

•	universal life (“UL”), a permanent life insurance that has an investment savings element and low premiums similar to those of term life insurance, and

•	indexed universal life (“IUL”) allows the policy-holder to allocate cash value amounts to either a fixed or equity index account

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

In 2021, Guangzhou Shengjia Trading Co., Ltd (“GST”), the Company’s subsidiary, aims to provide back-end support on project called “Easy Picture Mobile Application” (“Easy Picture”). Easy Picture is an application for mobile photos software for end customers who want to take qualified photos to apply for visas to China. Easy Picture is an accessible cost saving application offering user-friendly interface. The Company entered into agreement with a travel agency to use this Easy Picture App, however, the business has not commenced due to COVID-19 and resulting closure of travel.

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

Results of Operations

Comparison for the Three Months Ended March 31, 2022 and 2021

During the three months ended March 31, 2022 and 2021, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

As of March 31, 2022, we suffered from a working capital deficit of $387,216. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2022, compared to March 31, 2021:

	Three months ended March 31,
	2022	2021

Revenue	$27,121	$36,209
Cost of revenue	(1,881)	(6,507)
Gross profit	25,240	29,702
General and administrative expenses	(46,757)	(52,788)
Professional fees	(20,297)	(13,755)
Loss from operation	(41,814)	(36,841)
Total other income	-	-
Income tax expense	-	-
NET LOSS	$(41,814)	$(36,841)

Revenues

During the three months ended March 31, 2022, we have derived income of $27,121 (2021: $36,209). This decrease was primarily due to an overall decrease in monthly sales from the maintenance service from the catering system sales. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

General and administrative expenses

The Company’s general and administrative expenses for the three months ended March 31, 2022 is $46,757 and for the three months ended March 31, 2021 is $52,788.

Professional fees

The Company’s professional fees for the three months ended March 31, 2022 is $20,297 and for the three months ended March 31, 2021 is $13,755.

Loss from operation

During the three months ended March 31, 2022 and 2021, the Company recorded loss from operation of $41,814 and $36,841, respectively.

Net Loss

During the three months ended March 31, 2022 and 2021, the Company recognized net losses of $41,814 and $36,841, respectively.

Comparison for the Nine Months Ended March 31, 2022 and 2021

	Nine months ended March 31,
	2022	2021

Revenue	$88,050	$72,431
Cost of revenue	(14,990)	(6,507)
Gross profit	73,060	65,924
General and administrative expenses	(140,014)	(115,854)
Professional fees	(70,652)	(52,458)
Loss from operation	(137,606)	(102,388)
Total other income	10	9,052
Income tax expense	-	-
NET LOSS	$(137,596)	$(93,336)

Revenues

During the nine months ended March 31, 2022 we have derived income of $88,050 (2021: $72,431). This increase was primarily due to an overall increase in monthly sales from the maintenance service from the catering system sales and growth in insurance brokerage transactions. Management anticipates revenues to continue to grow as the revenue trends are positive month over month

General and administrative expenses

The Company’s general and administrative expenses for the nine months ended March 31, 2022 is amounted to $140,014 and for the nine months ended March 31, 2021 is amounted to $115,854.  This increase is due to the increase in the payroll headcount.

Professional fees

The Company’s professional fees for the nine months ended March 31, 2022 is amounted to $70,652 and for the nine months ended March 31, 2021 is amounted to $52,458.

Net Loss

During the nine months ended March 31, 2022 and 2021, the Company recognized the net losses of $137,596 and $93,336, respectively.

Liquidity and Capital Resources

At March 31, 2022, we had total current assets of $174,989 which consists of $40,180 in cash, $2,823 in accounts receivables, $26,986 in deposits and prepayment and $105,000 earnest deposit. We had total current liabilities of $623,463, which consist of $190,102 due to related party and $433,361 in other payables and accrued liabilities.

	Nine months ended March 31,
	2022	2021

Net cash used in operating activities	$(83,954)	$(22,092)
Net cash provided by investing activities	2,910	--
Net cash provided by financing activities	115,803	20,524

Net Cash Used In Operating Activities.

For the nine months ended March 31, 2022, net cash used in operating activities was $83,954, which consisted primarily of a net loss of $137,596, depreciation of plant and equipment of $183, offset by an increase in prepayments and other receivables of $27,434 and an increase in other payables and accrued liabilities of $80,893.

For the nine months ended March 31, 2021, net cash used in operating activities was $22,092, which consisted primarily of a net loss of $93,336, depreciation of plant and equipment of $171, an increase in prepayment and other receivables of $117, offset by a decrease in accounts receivable of $3,871 and an increase in other payables and accrued liabilities of $67,085.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the nine months ended March 31, 2022, net cash provided by investing activities was $2,910, which consisted from acquisition of a subsidiary of $3,064 and offset by purchase of plant and equipment of $154.

For the nine months ended March 31, 2021, there is no net cash provided by investing activities.

Net Cash Provided By Financing Activities.

For the nine months ended March 31, 2022, net cash provided by financing activities was $115,803 consisting primarily of advances from a director.

For the nine months ended March 31, 2021, net cash provided by financing activities was $20,524 consisting primarily of advances from a director.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through March 31, 2022 totaling $967,801 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on our business. Given the addition political and public health challenges, our ability to obtain external financing or financing from existing shareholders to fund our working capital needs has been materially and adversely impacted, and there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

Recently Issued Accounting Pronouncements

See Note 4 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended June 30, 2021. Management believes that there have been no changes in our critical accounting policies during the fiscal quarter ended March 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting, which are primarily due to the size of the Company and available resources:

•	limited personnel to assist with the accounting and financial reporting function which results in a lack of properly controlled segregation of duties

•	lack of risk assessment procedures on internal control to detect financial reporting risks in a timely manner; and

•	lack of documentation on policies and procedures that are critical to the accomplishment of financial reporting objectives.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended March 31, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AJIA INNOGROUP HOLDINGS LTD.

Dated: May 23, 2022	By:	/s/ Wong Kwai Lam
Wong Kwai Lam, Chief Executive Officer (Principal Executive Officer)

Dated: May 23, 2022	By:	/s/ Wai Hing (Samuel) Lai
Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

