Form 10-K/A
period 2021-06-30
Ajia Innogroup Holdings, Ltd.
filed 2022-08-05
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Ajia Innogroup Holdings, Ltd.(the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 1 (the “Annual Report on Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2021; filed with the Securities and Exchange Commission on September 28, 2021 (the “Original Report”). The purpose of this Quarterly Report on Form 10-K/A is to amend our disclosure in Part I, Item 1 “Business,” of the Original Report to add additional or amended disclosure regarding the Company’s business in Hong Kong and China including,  but not limited to, our Business, Regulatory Permission and Holding Foreign Company Accountable Act, and Part IA “Risk Factors”.  The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Annual Report on Form 10-K/A.

We have made no attempt in this Annual Report on Form 10-K/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Annual Report on Form 10-K/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

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

Item 1. Business

Doing Business in China and Hong Kong Corporate Overview

Ajia Innogroup Holdings Ltd. is a Nevada holding company that conducts all of its operations and operates its business in the People’s Republic of China (“PCR”) and Hong Kong, through its subsidiaries, in particular, (collectively the “Operating Subsidiaries”). Investors in our ordinary shares should be aware that they are not permitted to directly hold equity interests in the Chinese operating entities. Investors can only purchase equity solely Ajia Innogroup Holdings Ltd. which owns the majority equity interests in our Operating Subsidiaries.

Because of our corporate structure, we as well as the investors are subject to unique risks due to uncertainty of the interpretation and the application of the PRC laws and regulations. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard. We may also be subject to sanctions imposed by PRC regulatory agencies including the Chinese Securities Regulatory Commission (“CSRC”) if we fail to comply with their rules and regulations. The Chinese regulatory authorities could disallow our operating structure in the future, and this would likely result in a material change in our financial performance, our results of operations, our actual operations in China, and/or the value of our ordinary shares, which could cause the value of such securities to significantly decline or become worthless.

We face various legal and operational risks and uncertainties related to having all of our operations in China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments, or list on U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, as well as oversight on cybersecurity and data privacy. Such risks could result in a material change in our operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer our ordinary shares and/or other securities to investors and cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities regulation, data protection, cybersecurity and mergers and acquisitions and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations with little advance notice that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Government actions in the future could significantly affect economic conditions in China or particular regions thereof and could require us to materially change our operating activities or divest ourselves of any interests we hold in Chinese assets. Our business may be subject to various government and regulatory interference. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Additionally, more stringent criteria have been imposed by the SEC and the PCAOB, recently, our securities may be prohibited from trading if our auditor cannot be fully inspected. As of the date of the prospectus, Total Asia Associates PLT, our auditor, is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. For a detailed description of risks related to doing business in China, see “Risk Factors - Risks Related to Doing Business in China.

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

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000.00 to Full Yick International Ltd. Pursuant to the terms the convertible promissory note was convertible into 93,750,000 common shares of the Company at $0.0032 per share on July 31, 2019. On or about August 9, 2019, Full Yick International Ltd. exercised their option to convert the $300,000.00 note into 93,750,000 common shares of the Company, which constitutes approximately 92.8% of the issued and outstanding common shares of the Company and instructed the Company to issue the shares to approximately 84 shareholders. Of those approximately 84 shareholders, the largest, Full Yick International, Ltd. holds 12,038,723 shares, or approximately 11.9% of the issued and outstanding shares of the Company. There are no arrangements between the members of the former and new control groups and their associates with respect to election of directors or other matters.

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

Investors can only purchase equity solely Ajia Innogroup Holdings Ltd. which owns the majority equity interests in our Operating Subsidiaries.

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

Regulatory Permission

We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if our subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of the investors. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and when such permission is obtained, whether it will be rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to list on U.S. exchanges and has not received any denial to list on a U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. If we are subsequently advised by any Chinese authorities that permission for this offering and/or listing on the Nasdaq Stock Market was required, we may not be able to obtain such permission in a timely manner, if at all. If this risk occurs, our ability to offer securities to investors could be significantly limited or completely hindered and the securities currently being offered may substantially decline in value or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, which were made available to the public on July 6, 2021. The Opinions on Strictly Cracking Down on Illegal Securities Activities emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Pursuant to the Opinions, Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of or in addition to the Cybersecurity Law and Data Security Law. As of the date of this prospectus, no official guidance or related implementation rules have been issued. As a result, the Opinions on Strictly Cracking Down on Illegal Securities Activities remain unclear on how they will be interpreted, amended and implemented by the relevant PRC governmental authorities.

On December 28, 2021, the Cyberspace Administration of China jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which will took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Given that: (i) we do not possess personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review (2021).

However, if the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for this offering and any follow-on offering, we may be unable to obtain such approvals and we may face sanctions by the CSRC, CAC or other PRC regulatory agencies for failure to seek their approval which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors and the securities currently being offered may substantially decline in value and be worthless.

Holding Foreign Company Accountable Act

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act, or HFCAA, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If our auditor cannot be inspected by the Public Company Accounting Oversight Board, or the PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

We may not be able to obtain certain benefits under relevant tax treaties on dividends paid by our PRC subsidiaries to us through our Hong Kong subsidiary.

We are an exempted company incorporated under the laws of the Cayman Islands and as such will be dependent on dividends and other distributions on equity from our PRC subsidiaries to satisfy part of our liquidity requirements. Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, such withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC enterprise. Furthermore, the Administrative Measures for Non-Resident Enterprises to Enjoy Treatments under Tax Treaties, which became effective in August 2015, require non-resident enterprises to determine whether they are qualified to enjoy the preferential tax treatment under the tax treaties and file the relevant report and materials with the tax authorities. There are also other conditions for enjoying the reduced withholding tax rate, according to other relevant tax rules and regulations. As of the date of the prospectus, we did not record any withholding tax on the retained earnings of our subsidiaries in the PRC, as we intend to re-invest all earnings generated from our PRC subsidiaries for the operation and expansion of our business in China, and we intend to continue this practice in the foreseeable future. Should our tax policy change to allow for offshore distribution of our earnings, we would be subject to a significant withholding tax. We cannot assure you that our determination regarding our qualification to enjoy the preferential tax treatment will not be challenged by the relevant tax authority or if we will be able to complete the necessary filings with the relevant tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by our PRC subsidiaries to our Hong Kong subsidiary.

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

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities, which could result in a material change in our operations and/or the value of our ordinary shares. The Chinese government may intervene or influence our operations at any time, which could result in a material change in our operations and the value of our ordinary shares. Additionally, governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property, and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Given that the Chinese government may intervene or influence our operations at any time, it could result in a material change in our operation and the value of our ordinary shares. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

We may be liable for improper use or appropriation of personal information provided by our customers.

Although limited, our business involves retaining certain customer data. We also maintain information about various aspects of our operations as well as regarding our employees. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the CAC, the Ministry of Industry and Information Technology, or MIIT, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection.

The PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security, and the State Administration for Market Regulation, or the SAMR (formerly known as State Administration for Industry and Commerce, or the SAIC), have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review in relation to this offering. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, removal of our app from the relevant app stores, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the SCNPC promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects, and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations, and financial condition.

While we take various measures to comply with all applicable data privacy and protection laws and regulations, our current security measures and those of our third-party service providers may not always be adequate for the protection of our customer, employee, or company data. We may be a target for computer hackers, foreign governments, or cyber terrorists in the future.

Unauthorized access to our proprietary internal and customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third-party service providers, or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our proprietary internal and customer data change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

Unauthorized access to our proprietary internal and customer data may also be obtained through inadequate use of security controls. Any of such incidents may harm our reputation and adversely affect our business and results of operations. In addition, we may be subject to negative publicity about our security and privacy policies, systems, or measurements. Any failure to prevent or mitigate security breaches, cyber-attacks or other unauthorized access to our systems or disclosure of our customers’ data, including their personal information, could result in loss or misuse of such data, interruptions to our service system, diminished customer experience, loss of customer confidence and trust, impairment of our technology infrastructure, and harm our reputation and business, resulting in significant legal and financial exposure and potential lawsuits.

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: August 5, 2022	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2022	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 5, 2022	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2022	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Dated: August 5, 2022	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and President

/s/ Ms. Yin Ling WAN
Dated: August 5, 2022	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Ms. Kiu Chung Jacqueline TANG
Dated: August 5, 2022	Kiu Chung Jacqueline TANG
Independent Director

/s/ Mr. Kin Chung TAM
Dated: August 5, 2022	Mr. Kin Chung TAM
Independent Director
Audit Committee

