Form 10-K/A
period 2021-06-30
Ajia Innogroup Holdings, Ltd.
filed 2022-09-26
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Ajia Innogroup Holdings, Ltd.(the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No.2 (the “Annual Report on Form 10-K/A#2”) to further amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2021; filed with the Securities and Exchange Commission on September 28, 2021 (the “Original Report”), as amended August 5, 2022 . The purpose of this Annual Report on Form 10-K/A is to amend our disclosure in Section captioned “Holding Foreign Companies Accountable Act”.  The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Annual Report on Form 10-K/A#2.

We have made no attempt in this Annual Report on Form 10-K/A#2 to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Annual Report on Form 10-K/A#2 does not reflect events occurring after the filing of the Original Report. Accordingly, this Annual Report on Form 10-K/A#2 should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

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

Item 1. Business

Doing Business in China and Hong Kong Corporate Overview

Ajia Innogroup Holdings Ltd. is a Nevada holding company that conducts all of its operations and operates its business in the People’s Republic of China (“PRC”) and Hong Kong, through its subsidiaries, in particular, (collectively the “Operating Subsidiaries”). Investors in our ordinary shares should be aware that they are not permitted to directly hold equity interests in the Chinese operating entities. Investors can only purchase equity solely Ajia Innogroup Holdings Ltd. which owns the majority equity interests in our Operating Subsidiaries.

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

Cash Management Systems

We have no cash management policies that dictate how funds are transferred.

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

Holding Foreign Companies Accountable Act

U.S. laws and regulations, including the Holding Foreign Companies Accountable Act, or HFCAA, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in China.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If our auditor cannot be inspected by the Public Company Accounting Oversight Board, or the PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited. Additionally, and as a result of a failure to be inspected, the exchange on which we are then listed may determine to delist our securities.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. As of the date of this Annual Report on Form 10-K, Total Asia Associates PLT, our auditor, is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021.

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

Kuala Lumpur, Malaysia

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,120	$5,446
Accounts receivable	632	3,871
Earnest deposit	105,000	105,000
Prepayments and other receivables	-	117

Total current assets	106,752	114,434

Non-current assets
Plant and equipment, net	433	662

TOTAL ASSETS	$107,185	$115,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other payables and accrued liabilities	$215,075	$50,557
Amount due to a related party	120,672	107,859

Total current liabilities	335,747	158,416

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2021 and 2020	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 101,120,000 shares issued and outstanding as of June 30, 2021 and 2020	101,120	101,120
Additional paid-in capital	503,550	503,550
Non-Controlling interest	632	-
Accumulated other comprehensive loss	(4,368)	(2,756)
Accumulated deficit	(829,497)	(645,235)

Total stockholders’ deficit	(228,562)	(43,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$107,185	$115,096

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: September 26, 2022	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: September 26, 2022	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 26, 2022	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: September 26, 2022	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Dated: September 26, 2022	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and President

/s/ Ms. Yin Ling WAN
Dated: September 26, 2022	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Ms. Kiu Chung Jacqueline TANG
Dated: September 26, 2022	Kiu Chung Jacqueline TANG
Independent Director

/s/ Mr. Kin Chung TAM
Dated: September 26, 2022	Mr. Kin Chung TAM
Independent Director
Audit Committee

