Form 10-K
period 2022-06-30
Ajia Innogroup Holdings, Ltd.
filed 2022-10-13
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Phone: (702) 833-9872

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

As of October 13, 2022, the registrant had 109,225,000 issued and outstanding shares of common stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $56,626,585.80 based upon the price ($0.60) at which the common stock was last sold as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

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

We face various legal and operational risks and uncertainties related to having all of our operations in China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments, or list on U.S. or other foreign exchanges. For example, we may face risks associated with regulatory approvals of offshore offerings, anti-monopoly regulatory actions, as well as oversight on cybersecurity and data privacy. Such risks could result in a material change in our operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer our ordinary shares and/or other securities to investors and cause the value of such securities to significantly decline or be worthless.

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

Additionally, more stringent criteria have been imposed by the SEC and the PCAOB, recently, our securities may be prohibited from trading if our auditor cannot be fully inspected. As of the date of the report, J&S Associate, our auditor, is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021. The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering.

As of September 2022, we have disposed of our operation in the PRC, and operate primarily from our Hong Kong based subsidiaries. Current PRC regulations permit our PRC Subsidiaries to pay dividends to us through our subsidiaries in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our PRC Subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As of the date hereof, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure since at least July 1, 2020. The PRC Subsidiaries have not transferred cash or other assets to the Company, including by way of dividends. The Company does not currently plan or anticipate transferring cash or other assets from our operations in China to any non-Chinese entity. As of the date hereof, no transfers, dividends, or distributions have been made to our U.S. investors.

For a detailed description of risks related to doing business in China, see “Risk Factors - Risks Related to Doing Business in China.

Corporate Background- Business Development

Ajia Innogroup Holdings, Limited. (the “Company”) was incorporated in the State of Nevada on March 19, 2014, and our fiscal year end is June 30. The Company’s administrative address is 187 E. Warm Springs Road, Suite B307, Las Vegas, Nevada 89119. The telephone number is: (702) 833-9872

The Company had intended to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada. However, The Company changed its business plan in 2017 and pursued the business of self-help photo kiosks to be implemented at major convenient locations, such as shopping mall, buildings near subway stations, etc. to attract customers to use the service.

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

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited	British Virgin Islands, a limited liability company	Investment holding	1 ordinary share of US$1 each	100%

Ajia Creative Holdings Limited	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 ordinary shares for HK$100	100%

Guangzhou Shengjia Trading Co., Ltd(1)	The PRC, a limited liability company	Provision of mobile app back-end support service	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 ordinary shares of HK$10,000	51%

Union Passenger Limited	Hong Kong, a limited liability company	Provision of catering member service solutions and service platform	1,000 ordinary shares for HK$1,000	100%

(1) This subsidiary was disposed of on September 1, 2022.

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

In June 2022, the Company purchased 100% shares of Union Passenger Limited (“UPL), a company incorporated in Hong Kong. According to the acquisition agreement, the Company will appoint UPL as its exclusive partner for the promotion of Company’s catering, services and total solutions for restaurants in Asia (“Products”). The Company shall share 100% of the profits and losses of the offering of Products to third party customers which are introduced by UPL.

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

Governmental Controls, Approval and Licensing Requirements

Our operation through ACSA requires a license from the Hong Kong insurance authority to operate. We were granted a three years license for our coming operation from 24 June, 2021 to 23 June, 2024. Additionally, certain roles within ACSA require an individual to hold a broker’s license from August 2021. We currently have 12 licensed individuals employed by ACSA.

As of September 2022, we have disposed of our operation in the PRC, and operate primarily from our Hong Kong based subsidiaries. Apart from customary business laws and regulations, the PRC government does not regulate the catering, services and total solutions for restaurants business industry. The PRC government may, however, from time to time institute rules and regulations on such businesses which makes it difficult or impossible for us to operate successfully, if at all, in the PRC. Please see the section on “Risk Factors” for further details.

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

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities, which were made available to the public on July 6, 2021. The Opinions on Strictly Cracking Down on Illegal Securities Activities emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Pursuant to the Opinions, Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures are expected to be adopted under the umbrella of or in addition to the Cybersecurity Law and Data Security Law. As of the date of this report, no official guidance or related implementation rules have been issued. As a result, the Opinions on Strictly Cracking Down on Illegal Securities Activities remain unclear on how they will be interpreted, amended and implemented by the relevant PRC governmental authorities.

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

Our PRC subsidiary was disposed of on September 1, 2022 and we do not believe the Company or its PRC subsidiary are or will become  subject to enhanced cybersecurity review or investigation. Further, while  we continue to have operations in Hong Kong through the Hong Kong subsidiaries, we believe that our operations are not affected by this since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impacts such modified or new laws and regulations will have on our business operations, its ability to accept foreign investments and the listing of our Shares on a U.S. or other foreign exchanges. If certain PRC laws and regulations were to become applicable to a company such as us in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition and results of operations and our ability to offer or continue to offer securities to investors, any of which may cause the value of our securities, including our common  Shares, to significantly decline or become worthless.

If the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals, we may be unable to obtain such approvals and we may face sanctions by the CSRC, CAC or other PRC regulatory agencies for failure to seek their approval which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors and the securities currently being offered may substantially decline in value and be worthless.

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

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. As of the date of this Annual Report on Form 10-K, J&S Associate, our auditor, is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021.

Item 1A. Risk Factors

There are certain inherent risks which will have an effect on our development in the future and the most significant risks and uncertainties known and identified by our management are described below.

SUMMARY RISK FACTORS

•

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, results of operations, financial condition and prospects. For more details, see “Risk Factors - General Risks Associated with Doing Business in China - Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.”

•

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations. For more details, see “Risk Factors – General Risks Related to Doing Business in China - There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.”.

•

We may rely on dividends and other distributions on equity paid by our PRC or Hong Kong subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC and Hong Kong subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business. See “Risk Factors – General Risks Related to Doing Business in China - Dividends and Other Distributions to U.S. Investors and Tax Consequences”

•

To the extent cash in the business is in PRC, Hong Kong or a Hong Kong entity, funds may not be available to fund operations or for other use outside of Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of the Company and its subsidiaries by the PRC government to transfer cash. See “Risk Factors – General Risks Related to Doing Business in China - Transfers of Cash to and from our Subsidiaries in Hong Kong”

RISKS RELATED TO PANDEMICS

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

Hong Kong has been the subject of significant COVID-19 related closures and quarantine restrictions which have affected businesses, individuals and travel. As these restrictions are being lifted, we cannot assure that restrictions will not be re-implemented in response to further COVID-19 outbreaks.

Further, It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans. Shelter-in-place and essential-only travel regulations could negatively impact us. The current status of COVID-19 coronavirus closures and restrictions could negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

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

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized limited revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2022 and 2021, was $412,837 and $184,262, respectively, most of which is for general and administrative expenses and professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise capital if needed, to attract customers who will use our services, and to generate revenue through the sale of our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and generating limited revenues. We cannot guarantee that we will be successful in generating revenues in the future. In the event the Company is unable to generate revenues, it may be required to seek additional funding. Such funding may not be available, or may not be available on terms which are beneficial and/or acceptable to the Company. In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

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

We have no source of capital that has been identified or sought. As a result we do not have an alternate source of funds. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favourable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

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

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $100,000  over the next 12 months to continue operations and carry out our business plan. Our limited marketing activities may not attract enough clients to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

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

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfil its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares and, if necessary, through one or more private placement or public offerings.

However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

RISKS RELATED TO DOING BUSINESS IN CHINA

Transfers of Cash to and from our Subsidiaries; We may not be able to obtain certain benefits under relevant tax treaties on dividends paid by our PRC subsidiaries to us through our Hong Kong subsidiary.

We are a US company with subsidiaries incorporated under the laws of Hong Kong and PRC (although such operations have been winded down as of September 1, 2022). We are not a Chinese operating company. The Company’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our subsidiaries. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to the Company. In addition, our subsidiaries are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. We have never paid any dividends and do not intend to as of the date of this Report. Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, such withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC enterprise. Furthermore, the Administrative Measures for Non-Resident Enterprises to Enjoy Treatments under Tax Treaties, which became effective in August 2015, require non-resident enterprises to determine whether they are qualified to enjoy the preferential tax treatment under the tax treaties and file the relevant report and materials with the tax authorities. There are also other conditions for enjoying the reduced withholding tax rate, according to other relevant tax rules and regulations. As of the date of this Report, we did not record any withholding tax on the retained earnings of our subsidiaries in the PRC, as we intend to re-invest all earnings generated from our PRC subsidiaries for the operation and expansion of our business in China, and we intend to continue this practice in the foreseeable future. Should our tax policy change to allow for offshore distribution of our earnings, we would be subject to a significant withholding tax. We cannot assure you that our determination regarding our qualification to enjoy the preferential tax treatment will not be challenged by the relevant tax authority or if we will be able to complete the necessary filings with the relevant tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by our PRC subsidiaries to our Hong Kong subsidiary.

To address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. In addition, to the extent cash is in our mainland China or Hong Kong subsidiaries, there can be no assurance that the PRC government will not intervene or impose restrictions on the ability of the Company or its subsidiaries to transfer or distribute cash within our organization or to foreign investors, which could result in an inability or prohibition on funding our operations or making transfers or distributions outside of mainland China and Hong Kong for other use.

Currently, other than complying with the applicable PRC laws and regulations, we do not have our own cash management policy and procedures that dictate how funds are transferred.

Transfers of Cash to and from our Subsidiaries in Hong Kong

The Company  conducts operations in Hong Kong through Ajia Creative Holdings Limited Systems, Architecture Solution Limited, and Union Passenger Limited, each a Hong Kong entity and collectively its Hong Kong subsidiaries. The Company  may rely on dividends or payments to be paid by its Hong Kong subsidiaries, to fund its cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and U.S. investors, to service any debt we may incur and to pay our operating expenses

The Company is permitted to provide funding to its subsidiary in Hong Kong through loans or capital contributions without restrictions on the amount of the funds. The Hong Kong Subsidiaries are  also permitted under the laws of Hong Kong to provide funding to the Company, through dividend distributions or payments, without restrictions on the amount of the funds.

There are no restrictions or limitation on our ability to distribute earnings by dividends from our subsidiaries, including our subsidiaries in Hong Kong, to the Company and our shareholders and U.S. investors, provided that the entity remains solvent after such distribution. According to the Companies Ordinance of Hong Kong, a Hong Kong company may only make a distribution out of profits available for distribution. We have not adopted or maintain any cash management policies and procedures as of the date of this report. There is no further Hong Kong statutory restriction on the amount of funds which may be distributed by us by dividend.

As of the date of this report, there are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK$ into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors. The PRC laws and regulations do not currently have any material impact on transfer of cash from our Hong Kong Subsidiaries to the Company, our shareholders or U.S. investors. However, in the future, funds may not be available to fund operations or for other use outside of Hong Kong, due to interventions in, or the imposition of restrictions and limitations on, our ability or on our subsidiary’s ability by the PRC government to transfer cash. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and might materially decrease the value of our Shares or cause them to be worthless. Currently, all of our operations are in Hong Kong. We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity, or VIE, structure with any entity in mainland China. Since Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, or the Basic Law, providing Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. The PRC laws and regulations do not currently have any material impact on transfer of cash between the Company and the Hong Kong Subsidiaries and the investors in the U.S. However, the Chinese government may, in the future, impose restrictions or limitations on our ability to transfer money out of Hong Kong, to distribute earnings and pay dividends to and from the other entities within our organization, or to reinvest in our business outside of Hong Kong. Such restrictions and limitations, if imposed in the future, may delay or hinder the expansion of our business to outside of Hong Kong and may affect our ability to receive funds from our operating subsidiary in Hong Kong. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact the ability or way we conduct our business, could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected and such measured could materially decrease the value of our Shares, potentially rendering it worthless.

Regulations related to Hong Kong taxation

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The PRC laws and regulations do not currently have any material impact on transfers of cash from the Company to Hong Kong Subsidiaries, our shareholders and U.S. investors. However, the Chinese government may, in the future, impose restrictions or limitations on our ability to transfer money out of Hong Kong, to distribute earnings and pay dividends to and from the other entities within our organization, or to reinvest in our business outside of Hong Kong. Such restrictions and limitations, if imposed in the future, may delay or hinder the expansion of our business to outside of Hong Kong and may affect our ability to receive funds from our operating subsidiaries in Hong Kong. The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case, that restrict or otherwise unfavorably impact the ability or way we conduct our business, could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected and such measured could materially decrease the value of our Shares, potentially rendering them worthless.

Dividends and Other Distributions to U.S. Investors and Tax Consequences

As of the date of this report, neither the Company nor any of its subsidiaries have paid dividends or made distributions to U.S. investors. We intend to retain most, if not all, of our available funds and any future earnings after this offering to the development and growth of our business in China and Hong Kong. We do not expect to pay dividends in the foreseeable future.

Subject to the passive foreign investment company rules, the gross amount of any distribution that we make to investors with respect to the Company’s securities (including any amounts withheld to reflect PRC withholding taxes) will be taxable as a dividend, to the extent paid out of our current or accumulated earnings and profits, as determined under United States federal income tax principles.

The PRC Enterprise Income Tax Law and its implementation rules provide that a withholding tax at a rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless reduced under treaties or arrangements between the PRC central government and the governments of other countries or regions where the non-PRC resident enterprises are tax resident. Pursuant to the tax agreement between mainland China and the Hong Kong Special Administrative Region, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10%. However, if the relevant tax authorities determine that our transactions or arrangements are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future. Accordingly, there is no assurance that the reduced 5% withholding rate will apply to dividends received by our Hong Kong subsidiary from our PRC subsidiaries. This withholding tax will reduce the amount of dividends we may receive from our PRC subsidiaries.

Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the central government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Changes in policies, regulations, rules and the enforcement of laws by the PRC government, which changes may be quick with little advance notice, could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social environment.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

We had one subsidiary in PRC which has been inactive since July 2020 and winded down as of September 2022; the remainder of our subsidiaries are operating in Hong Kong.  The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, it is possible that our existing operations may be found not to be in full compliance with relevant laws and regulations in the future. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

Our Company is incorporated in Nevada and is subject to laws and regulations applicable to Nevada, and our subsidiary Guangzhou Shengjia Trading Co., Ltd (“GST”), is also subject to various Chinese laws and regulations generally applicable to companies incorporated in China. GST has been dormant since July 1, 2020 that it has not received any income and has only incurred administrative expenses, mainly for book keeping and statutory filing We have disposed of our GST operations as of September 1, 2022. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.

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

Our PRC subsidiary was disposed of on September 1, 2022 and we do not believe the Company or its PRC subsidiary are or will become  subject to enhanced cybersecurity review or investigation. Further, while  we continue to have operations in Hong Kong through the Hong Kong subsidiaries, we believe that our operations are not affected by this since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impacts such modified or new laws and regulations will have on our business operations, its ability to accept foreign investments and the listing of our Shares on a U.S. or other foreign exchanges. If certain PRC laws and regulations were to become applicable to a company such as us in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition and results of operations and our ability to offer or continue to offer securities to investors, any of which may cause the value of our securities, including our Shares, to significantly decline or become worthless.

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

If we become subject to additional scrutiny, criticism and negative publicity involving U.S.-listed China-based companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, this offering and our reputation and could result in a loss of your investment in our ordinary shares, especially if such matter cannot be addressed and resolved favourably.

Recently, U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in some cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed China-based companies has decreased in value and, in some cases, has become virtually worthless. Many of these companies have been subject to shareholder lawsuits and SEC enforcement actions and have conducted internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and this offering. If we become the subject of any unfavourable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our business operations will be severely hindered and your investment in our ordinary shares could be rendered worthless.

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

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. The Company is undergoing a comment response to Staff comments primarily related to risks related to doing business in China and Hong Kong which it is in the process of responding to as of the date of this report.

Item 2. Properties.

The Company’s corporate address for administrative matters is 187 E. Warm Springs Road, Suite B307, Las Vegas, Nevada 89119; Phone: (702) 362-2677. Our executive and operating office is located at Room 1001, 10/F., Grandmark, No. 10 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong. We lease this space which consists of 640 sq ft of office for $2,562 (equal to approximately HK$20,000) per month. We believe that this space is adequate for our current and immediately foreseeable operating needs.

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

Fiscal Quarter	High	Low
First Quarter (Jul. 1, 2020- Sept. 30, 2020)	$0.75	$0.55
Second Quarter (Oct. 1, 2020- Dec. 31, 2020)	$0.90	$0.55
Third Quarter (Jan. 1, 2021 - Mar. 31, 2021)	$1.50	$0.42
Fourth Quarter (Apr. 1, 2021 - Jun. 30, 2021)	$2.00	$0.75

First Quarter (Jul. 1, 2021- Sept. 30, 2021)	$2.50	$0.75
Second Quarter (Oct. 1, 2021- Dec. 31, 2021)	$1.20	$0.60
Third Quarter (Jan. 1, 2022 - Mar. 31, 2022)	$0.60	$0.60
Fourth Quarter (Apr. 1, 2022 - Jun. 30, 2022)	$0.60	$0.60

Record Holders

As of June 30, 2022, the approximate number of registered holders of our common stock was 241. As of June 30, 2022, there were 109,225,000 shares of common stock issued and outstanding and there were 1,000 shares of preferred stock issued and outstanding. There were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

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

In April 2020, the Company issued 100,000 shares to Allied Precision Medicine Consultants as consideration for the MOU dated March 30, 2020.

On June 24, 2022, the Company issued an aggregate 8,000,000 shares of its common stock at the price of $0.6 per share to acquire 100% interest of Union.

On June 24, 2022, the Company issued 105,000 shares of common stock at the price of $0.6 per share to compensate certain directors in rendering services to the Company.

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

Comparison of the Years Ended June 30, 2022 and 2021

During the years ended June 30, 2022 and 2021, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

As of June 30, 2022, we suffered from a working capital deficit of $827,447. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the year ended June 30, 2022, compared to the year ended June 30, 2021:

	Years ended June 30,
	2022	2021

Revenue	$112,462	$98,394
Cost of revenue	(15,190)	(6,504)
Gross profit	97,272	91,890
General and administrative expenses	(448,347)	(215,718)
Professional fees	(62,286)	(69,487)
Loss from operation	(413,361)	(193,315)
Total other income	524	9,053
Income tax expense	-	-
NET LOSS	$(412,837)	$(184,262)

Revenues

During the years ended June 30, 2022 and 2021, we have derived income of $112,462 and $98,394 sales from the maintenance service from the catering system sales and income from insurance brokerage transactions.

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2022 and 2021 were $510,633 and $285,205, respectively. Operating expenses during the year ended June 30, 2022 consisted of professional fees of $62,286 and general and administrative expense $448,347. Operating expenses during the year ended June 30, 2021 consisted of professional fees of $69,487 and general and administrative expense $215,718.

Total Other Income

During the year ended June 30, 2022, the Company recorded total other income of $524, mainly consisted of government subsidy income of $514. During the year ended June 30, 2021, the Company recorded total other income of $9,053, mainly consisted of foreign exchange gain of $153, interest income of $2 and $8,898 of government subsidy income.

Net Loss

During the years ended June 30, 2022 and 2021, the Company recognized net losses of $412,837 and $184,262, respectively.

Liquidity and Capital Resources

At June 30, 2022 and 2021, we had current assets of $192,399 and $106,752 which consisting of cash and cash equivalents, trade receivables, earnest deposit and prepaid expenses. At June 30, 2022 and 2021, our total current liabilities were $1,019,846 and $335,747, respectively consisting of other payables and accrued liabilities and due to related parties.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years Ended June 30,
	2022	2021
Net cash used in operating activities	$(59,636)	$(15,527)
Net cash used in investing activities	(122,115)	-
Net cash provided by financing activities	$236,530	$12,813

Net Cash Used In Operating Activities.

For the year ended June 30, 2022, net cash used in operating activities was $59,636, which consisted primarily of a net loss of $412,837, depreciation of plant and equipment of $247, loss on disposal of a subsidiary of $161,559, stock-based compensation of $63,000, offset by a decrease in other receivables of $374 and an increase in other payables and accrued liabilities of $128,021.

For the year ended June 30, 2021, net cash used in operating activities was $15,527, which consisted primarily of a net loss of $184,262, offset by a decrease in accounts receivables of $3,871, offset by a decrease in prepayments and other receivables of $117, an increase in accounts payable and accrued liabilities of $164,518 and the depreciation of plant and equipment of $229.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the year ended June 30, 2022, net cash used in investing activities was $122,115 consisting primarily of the cash outflow from acquisition of a subsidiary of $79,737 and cash outflow from disposal of a subsidiary of $42,378.

For the year ended June 30, 2021, no cash used in investing activities.

Net Cash Provided By Financing Activities.

For the year ended June 30, 2022, net cash provided by financing activities was $236,530 consisting primarily of advances from the Company’s related parties of $236,530.

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

Ajia Innogroup Holdings, Limited has never been in bankruptcy or receivership.

Office

The Company has an administrative office is located at 187 E. Warm Springs Road, Suite B307 Las Vegas, NV 89119. The telephone number is: (702) 833-9872.

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

The Company recognizes revenues on sales of its services, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

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

Item 8. Financial Statements and Supplementary Data.

AJIA INNOGROUP HOLDINGS, LTD.

J&S ASSOCIATE (AF002380) (Registered with US PCAOB and Malaysia MIA) B-11-14, Megan Avenue II, 12, Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia.	Tel : +6019 280 2989 Email : info@jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

AJIA INNOGROUP HOLDINGS LIMITED

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Ajia Innogroup Holdings Limited (the “Company”) as of June 30, 2022, the related statements of operations and comprehensive loss, changes in shareholders’ (deficit) equity and cash flows for the year ended June 30, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company experienced a net loss of $412,837 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $1,118,412 as of June 30, 2022. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ J&S Associate

Certified Public Accountants

PCAOB Number: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

October 13, 2022

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA No. 36 G-2, Jalan Radin Anum, Bandar Sri Petaling, 57000, Kuala Lumpur. Tel: (603) 9057 3131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AJIA INNOGROUP HOLDINGS, LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ajia Innogroup Holdings, Ltd. and its subsidiaries (the ‘Company’) as of June 30, 2021, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Kuala Lumpur, Malaysia

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$61,963	$1,120
Deposits and prepayments	18,432	-
Earnest deposit	105,000	105,000
Other receivables	7,004	632

Total current assets	192,399	106,752

Non-current assets:
Plant and equipment, net	29,737	433
Goodwill	5,029,592	-

TOTAL ASSETS	$5,251,728	$107,185

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Other payables and accrued liabilities	$422,654	$215,075
Amounts due to related parties	597,192	120,672

Total current liabilities	1,019,846	335,747

Commitments and contingencies	-	-

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2022 and 2021	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 109,225,000 and 101,120,000 shares issued and outstanding as of June 30, 2022 and 2021	109,225	101,120
Additional paid-in capital	5,358,445	503,550
Non-controlling interest	(120,813)	632
Accumulated other comprehensive income (loss)	3,436	(4,368)
Accumulated deficit	(1,118,412)	(829,497)

Total shareholders’ equity (deficit)	4,231,882	(228,562)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,251,728	$107,185

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2022	2021

Revenues, net	$112,462	$98,394

Cost of revenue	(15,190)	(6,504)

Gross profit	97,272	91,890

Operating expenses:
General and administrative	(448,347)	(215,718)
Professional fee	(62,286)	(69,487)
Total operating expenses	(510,633)	(285,205)

LOSS FROM OPERATIONS	(413,361)	(193,315)

Other income:
Foreign exchange gain	-	153
Government subsidy	514	8,898
Sundry income	10	-
Interest income	-	2
Total other income	524	9,053

LOSS BEFORE INCOME TAXES	(412,837)	(184,262)

Income tax expense	-	-

NET LOSS	$(412,837)	$(184,262)

Net loss attributable to non-controlling interest	(123,922)	-

Net loss attributable to Ajia Innogroup Holdings, Ltd. shareholders	$(288,915)	$(184,262)

Other comprehensive loss:
- Foreign currency translation gain (loss)	6,191	(1,612)
- Release of foreign currency translation upon sale of a subsidiary	1,613	-

COMPREHENSIVE LOSS	$(281,111)	$(185,874)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	101,275,438	101,120,000

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(412,837)	$(184,262)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	247	229
Stock-based compensation	63,000	-
Loss on disposal of a subsidiary	161,559	-
Change in operating assets and liabilities:
Other receivables	374	3,871
Deposits and prepayments	-	117
Other payables and accrued liabilities	128,021	164,518
Net cash used in operating activities	(59,636)	(15,527)

Cash flows from investing activities:
Cash from acquisition of a subsidiary	(79,737)	-
Cash from disposal of a subsidiary	(42,378)	-
Net cash used in investing activities	(122,115)	-

Cash flows from financing activities:
Advances from a director	236,530	12,813
Net cash provided by financing activities	236,530	12,813

Effect of exchange rate changes on cash and cash equivalents	6,064	(1,612)

Net change in cash and cash equivalents	60,843	(4,326)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	1,120	5,446

CASH AND CASH EQUIVALENT, END OF YEAR	$61,963	$1,120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Equity attributable to Ajia Innogroup Holdings, Ltd.
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non-	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income (loss)	Accumulated deficit	controlling interest	equity (deficit)

Balance as of July 1, 2020	1,000	$1	101,120,000	$101,120	$503,550	$(2,756)	$(645,235)	$-	$(43,320)

Acquisition of a subsidiary	-	-	-	-	-	-	-	632	632
Net loss for the year	-	-	-	-	-	-	(184,262)	-	(184,262)
Foreign currency translation adjustment	-	-	-	-	-	(1,612)	-	-	378

Balance as of June 30, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Balance as of July 1, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Acquisition of a subsidiary	-	-	8,000,000	8,000	4,854,895		-	36,921	4,899,816
Disposal of a subsidiary	-	-	-	-	-	1,613	-	(34,444)	(32,831)
Stock-based compensation	-	-	105,000	105	-	-	-	-	105
Net loss for the year	-	-	-	-	-	-	(288,915)	(123,922)	(412,837)
Foreign currency translation adjustment	-	-	-	-	-	6,191	-	-	6,191

Balance as of June 30, 2022	1,000	$1	109,225,000	$109,225	$5,358,445	$3,436	$(1,118,412)	$(120,813)	$4,231,882

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. ORGANIZATION AND BUSINESS BACKGROUND

Ajia Innogroup Holdings, Ltd., formerly “Wigi4you, Inc.” (the “Company” or “AJIA”) was incorporated in the State of Nevada on March 19, 2014.

As of June 30, 2022, the details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited (“SRL”)	British Virgin Islands, a limited liability company	Investment holding	1 issued share of US$1 each	100%

A Jia Creative Holdings Limited(“ACHL”)	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 ordinary shares for HK$100	100%

Guangzhou Shengjia Trading Co., Ltd (“GSTL”)	The PRC, a limited liability company	Provision of mobile app back-end support service	HK$1,000,000	100%

Ajia Corporate Systems Architecture Solution Limited (“ACSL”)	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 ordinary shares for HK$10,000	51%

Union Passenger Limited (“UPL”)	Hong Kong, a limited liability company	Provision of catering member service solutions and service platform	1,000 ordinary shares for HK$1,000	100%

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

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

In June 2022, the Company purchased 100% shares of Union Passenger Limited (“UPL), a company incorporated in Hong Kong. According to the acquisition agreement, the Company will appoint UPL as its exclusive partner for the promotion of Company’s catering, services and total solutions for restaurants in Asia (“Products”). The Company shall share 100% of the profits and losses of the offering of Products to third party customers which are introduced by UPL.

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $412,837 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $1,118,412 as of June 30, 2022. The continuation of the Company as a going concern through June 30, 2023 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

•         Business combinations

The Company accounts for its business combinations using the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed by the Company to the seller’s cash consideration and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. The excess of (i) the total costs of acquisition over (ii) the fair value of the identifiable net assets of the acquiree is recorded as identifiable intangible assets and goodwill.

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	5 years
Leasehold improvement	3 years
Furniture & fixtures	3 years
Computer software	3 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•         Goodwill

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment at least annually in accordance with the provisions of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”). Under ASC 350, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2022 and 2021. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2022	2021
Year-end HK$:US$1 exchange rate	7.8469	7.7654
Annual average HK$:US$1 exchange rate	7.8049	7.7566
Year-end RMB:US$1 exchange rate	6.6991	6.4608
Annual average RMB:US$1 exchange rate	6.4550	6.6192

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Stock-based compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, the Company has adopted ASC 2018-07, Improvements to Nonemployee Share-Based Payment Accounting which expands on the scope of ASC 718 to include share-based payment transactions for acquiring services from non-employees and requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or the fair value of the services at the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended June 30, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

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

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

4. BUSINESS COMBINATION

Acquisition of JYIF

On July 1, 2021, the Company completed the acquisition of 51% equity interest of JiaYu Insurance Finance Limited (“JYIF”). The total consideration of the acquisition is $137,919.

The purchase price allocation resulted in $127,399 of goodwill, as below:

Acquired assets:	US$
Cash and cash equivalents	$2,596
Prepayments	1,743
Plant and equipment	2,138
Amount due from related parties	21,203
27,680

Less: Assumed liabilities
Accrued liabilities and other payables	(7,053)
(7,053)

Fair value of net assets acquired	20,627
Non-controlling interest	(10,107)
Goodwill recorded	127,399

Cash consideration allocated	$137,919

During the year ended June 30, 2022, the Company disposed of its 51% equity interest and resulted with a loss of $161,559.

Acquisition of UPL

On June 30, 2022, the Company completed the acquisition of 100% equity interest of Union Passenger Limited (“Union”) (the “Acquisition”). The total consideration of the acquisition is issuance of an aggregate 8,000,000 restricted share of Company common stock (valued at $0.60 per share, equivalent to $4,800,000).

The purchase price allocation resulted in $5,029,592 of goodwill, as below:

Acquired assets:	US$
Cash and cash equivalents	$53,942
Deposits	18,432
Plant and equipment	29,401
Other receivable	6,372
Amounts due from related parties	24,545
132,692

Less: Assumed liabilities
Accounts payable	(61,324)
Accrued liabilities and other payables	(14,222)
Amounts due to related parties	(286,738)
(362,284)

Fair value of net liabilities acquired	(229,592)
Goodwill recorded	5,029,592

Consideration allocated	$4,800,000

5. PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of June 30,
	2022	2021
At cost:
Computer equipment	$1,291	$1,128
Computer software	27,872	-
Furniture and fixtures, at cost	1,529	-
Foreign translation difference	(12)	10
	30,680	1,138
Less: accumulated depreciation	(949)	(702)
Less: foreign translation difference	6	(3)
	$29,737	$433

Depreciation expense for the years ended June 30, 2022 and 2021 were $247 and $229, respectively.

6. AMOUNTS DUE TO RELATED PARTIES

As of June 30, 2022 and 2021, amounts due to related parties represented temporary advances made by a director of the Company, Ms. WAN Yin Ling, and shareholders of the Company, Mr. WONG Bik Chun and Mr. POON Wai Han, which were unsecured, interest-free and had no fixed terms of repayment.

7. INCOME TAXES

The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

AJIA is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the years ended June 30, 2022 and 2021, there were no operating income.

British Virgin Island

Under the current BVI law, SRL is not subject to tax on income.

Hong Kong

ACHL, ACSL and UPL are subject to Hong Kong tax regime. For the years ended June 30, 2022 and 2021, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the years ended June 30, 2022 and 2021 are as follows:

	Years ended June 30,
	2022	2021

Loss before income taxes	$(120,425)	$(43,818)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(19,870)	(7,230)
Non-deductible items	26,708	37
Non-taxable item	(85)	-
Deductible items	(27)	(1,519)
Net operating loss	(6,726)	8,712

Income tax expense	$-	$-

The PRC

For the years ended June 30, 2022 and 2021, GSTL generated no operating result and accordingly, no provision for income tax has been recorded.

As of June 30, 2022, GSTL incurred $30,809 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$222,065	$160,892
– Hong Kong	62,137	26,632
– The PRC	7,702	7,424
Total deferred tax assets	291,904	194,948
Less: valuation allowance	(291,904)	(194,948)
Net deferred tax assets	$-	$-

As of June 30, 2022, the Company incurred $1,118,412 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $291,904 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended June 30, 2022, the valuation allowance increased by $96,956, primarily relating to net operating loss carryforwards.

8. PENSION COSTS

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all of its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $568 and $2,895 for the years ended June 30, 2022 and 2021, respectively.

9. SHAREHOLDERS’ EQUITY (DEFICIT)

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On June 30, 2022, one thousand shares of preferred stock have been issued.

(b) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value of $0.001 per share. On December 15, 2018, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

On June 24, 2022, the Company issued an aggregate 8,000,000 shares of its common stock at the price of $0.6 per share to acquire 100% interest of Union.

On June 24, 2022, the Company issued 105,000 shares of common stock at the price of $0.6 per share to compensate certain directors in rendering services to the Company.

As of June 30, 2022, the Company had a total of 109,225,000 shares of its common stock issued and outstanding.

As of June 30, 2021, the Company had a total of 101,210,000 shares of its common stock issued and outstanding.

10. NET LOSS PER SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per share”. Basic net loss per common share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the years ended June 30, 2022 and 2021:

	Years ended June 30,
	2022	2021

Net loss attributable to Ajia Innogroup Holdings, Ltd ‘s shareholders	$(288,915)	$(184,262)

Weighted average shares outstanding - Basic and diluted	101,275,438	101,120,000

Basic and diluted loss per share	$(0.00)	$(0.00)

11. RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

12. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended June 30, 2022 and 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$94,941	84%	Total:	$-

	Year ended June 30, 2021			June 30, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$70,392	72%		$-
Customer B	24,134	24%		-

Total:	$94,526	96%	Total:	$-

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

13. COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, there were no commitments and contingencies involved.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Board of Directors of AJIA. (the "Company"), acting as the Company’s Audit Committee, announces that it has appointed J&S Associate (“J&S”) as the Company’s independent auditor for the 2022 fiscal year ending June 30, 2022, replacing TOTAL ASIA ASSOCIATES PLT. (“TATP”). J&S’s address is Unit B2-2-2 Solaris Dutamas 1, Jalan Dutamas 1, 50480, Kuala Lumpur, Malaysia.

This action effectively terminates the Company's engagement of TATP for the fiscal year ending June 30, 2022. Through the date of this Form 8-K, there have been no disagreements with TATP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to TATP’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the year ended June 30, 2021 and 2022 and through the date of this Form 8-K, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided TATP with a copy of the form 8-K dated April 1, 2022 and the Company has requested that TATP furnish a letter addressed to the Commission stating whether they agree with the statements above.

For the years ended June 30, 2021 and 2022 and through April 1, 2022, neither the Company nor anyone acting on the Company's behalf consulted J&S with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K. J&S has been asked to review this disclosure and J&S has been provided an opportunity to furnish a letter to the SEC containing any new information, clarification, or disagreement with the statements made herein.

Item 9A. Controls and Procedures.

As of June 30, 2022, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022.

During the year ended June 30, 2022, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1 Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2. We did not implement appropriate information technology controls - As at June 30, 2022, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below are the present directors, director nominees and executive officers of the Company as of October 7, 2022. There are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Mr. Kwai Lam Wong	61	Chief Executive Officer, President and Director
Wai Hing (Samuel) LAI	53	Chief Financial Officer
Kiu Chung Jacqueline TANG	33	Independent Director
Yin Ling (Elaine) WAN	54	Director, Secretary and Treasurer
Mr. Kin Chung TAM	32	Independent Director

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

Information about our Executive Officers

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mr. Kwai Lam Wong – Chief Executive Officer, President, Director

Mr. Wong, 61, obtaining Doctorate of Philosophy at the University of California, Los Angeles, Mr. Wong has had over 30 years of experience working and leading the media sector in Hong Kong, Toronto, and Vancouver.  In the mid 1970’s, Mr. Wong gained further proficiency training in presentation techniques with the National Broadcasting School in England.

Mr. Wong is a professional public speaker and trainer, with courses specializing in sales and communication skills, human relationships, and crisis management.  He has conducted seminars and workshops for many organizations and education institutes in Hong Kong including the Mass Transit Railway (MTR), Hong Kong Television Broadcasting Ltd. (TVB), Hong Kong Jockey Club, Hong Kong and Shanghai Bank (HSBC), Bank of China, Cathay Pacific Airways Ltd., Hong Kong University, various government departments including the Hong Kong Police and Hong Kong Customs and Excise Department, and numerous other organizations in the insurance and real estate industries.

In 1982, Mr. Wong founded the Hong Kong COMMA Society, which is an association formed with many notable public figures in Hong Kong focusing on the art of public speaking and interpersonal communication.  Since then, Mr. Wong has published a score of books dealing with topics such as interpersonal relationships, positive lifestyles, personal growth, the art of public speaking, and crisis management.  Dr. Wong also regularly publishes articles in the newspapers and magazines in Hong Kong.

Mr. Wong is widely known for his dynamic speeches and rich training and lecture experience.  He now mostly does corporate training and consulting for large firms in Hong Kong.

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

Kiu Chung TANG (“Jacqueline”) - Independent Director and Member of the Audit Committee

Ms. Tang obtained BSc. in Accounting and a Finance degree from University of Surrey in 2012. She has 5 years of business management and director experience. In 2013, she joined Go Fun Project Limited (NGO) and Y&L Group International Company Limited as their director. Since 2019, she has been a director of the Go Inside Kitchen Limited.

On September 28, 2020, Ms. Tang resigned from Company’s Chief Operating Officer (“COO”) and appointed as Independent and non-executive director and member of the audit committee.

Yin Ling WAN (“Elaine”) - Director, Secretary, Treasurer

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

Mr. Kin Chung TAM- Independent Director and Member of the Audit Committee

Mr. Tam, 32, possess bachelor Degree from Victoria University of Wellington New Zealand since 2014. He is handle on market development, promotion, operation and management for long time. Nowadays, he is founder Brand Production Limited in Hong Kong and director Create Sth Marketing Limited in Hong Kong, lead the Company to profitable growth for 3 years.

Mr. Tam was invited to join the senior executive team of GoFun Group since 2018, and contributed his valuable marketing and management experience to the Group.

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

28

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

Audit Committee

Our Audit Committee current consists of Kiu Chung Jacqueline Tang and Mr. Kin Chung Tam.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2022 and 2021, the compensation awarded to, paid to, or earned by, our officers and directors.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Zhi Qiang, Liang Director,	2021	-	-	-	-	-	-	-	-
and President (former CEO)(4)	2022	-	-	-	-	-	-	-	-
Wai Hing Lai (“Samuel”), CFO	2021	8,109	-	-	-	-	-	-	8,109
	2022	10,762	-	-	-	-	-	-	10,762
Kin Chung TAM, Ken,	2021	-	-	-	-	-	-	-	-
Former Director (1)	2022	-	-	-	-	-	-	-	-
Hung Hin Samuel LEUNG	2021	18,101	-	-	-	-	-	-	18,101
Former Director and Member of Audit Committee	2022	26,983	-	-	-	-	-	-	26,983
Kwok Fai YIP, Thomas,	2021	24,134	-	-	-	-	-	-	24,134
Former Director and Member of Audit Committee (3)	2022	35,978	-	-	-	-	-	-	35,978
Kiu Chung Jacqueline Tang, Independent Director	2021	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-
Elaine Yin Ling Wan,	2021	24,134	-	-	-	-	-	-	24,134
Director, Secretary, Treasurer	2022	47,970	-	-	-	-	-	-	47,970

Notes to Summary Compensation Table

(1) On September 28, 2020, Mr. Kwok Fai (Thomas) YIP (Mr. Yip) resigned as a member of our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, Mr. Yip was appointed as the Company’s Executive Director and Vice Chairman. Mr. Yip’s position as the Company’s Independent and non-executive director was immediately replaced by Ms. Kiu Chung Jacqueline Tang (Ms. Tang) who was formerly engaged as the Company’s Chief Operating Officer (“COO”). Ms. Tang resigned from the position of COO concurrently with this appointment. Ms. Tang was appointed as independent director on June 30, 2021

(2) Zhi Qiang, Liang has been President and Director since November 2017, He was CEO from November 2017 to September 28, 2020. He resigned on April 1, 2022.

Narrative Disclosure to Summary Compensation Table

Currently, none of our officers and directors are being not compensated for their services during the development stage of our business operations, and they are not considered to be employees of the Company.

We have not paid any salaries in 2022 or 2020. We will not begin paying salaries until we have adequate funds to do so.

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

Compensation of Directors

Our directors have not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended June 30, 2022 and 2021, there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of October 7, 2022, the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Common	Mr. Kwai Lam Wong	0	0%
Common	Full Yick International Ltd.(Elain Wan) (4)	12,969,519	11.87%
Common	Wai Hing LAI	0	0%
Common	Mr. Kin Chung TAM	1,877,838	1.72%
Common	Kiu Chung Jacqueline TANG	0	0%
Common	Directors and Officers as a Group (5 individuals and 1 entity)	14,847,357	13.59%
Preferred stock(5)	Yin Ling WAN	1,000	100%

(1)

The person named above may be deemed to be a “parent” and “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly, unless otherwise noted.

(3)	Based on 109,225,000 common shares issued and outstanding as of October 7, 2022 and 1,000 preferred shares issued and outstanding as of October 7, 2022.

(4)	Full Yick International Ltd.’s director and controlling shareholder is Yin Ling (Elaine) Wan, our director, secretary and treasurer.

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

According to the NASDAQ definition, Mr. Kwai Lam Wong, and Mr. Wai Hing (Samuel) Lai are not independent directors because each is also an executive officer of the Company. According to the NASDAQ definition, Kiu Chung Jacqueline TANG and Kin Chung TAM are each independent directors at this time. All current directors are or may become in the future shareholders of the Company.

Related Party Transactions

As of June 30, 2022 and 2021, the balance $310,454 and $120,672 represented the loan account of the Director – Ms. Wan, which is unsecured, non-interest bearing, and due on demand.

As of June 30, 2022 and 2021, the balance $191,159 and $0 represented the loan account of the shareholder – Wong Bik Chun.

As of June 30, 2022 and 2021, the balance $95,579 and $0 represented the loan account of the shareholder – Poon Wai Han.

All of balances are unsecured, non-interest bearing, and due on demand.

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

Item 14. Principal Accounting Fees and Services

On April 1, 2022,  the Company appointed J&S Associate (“J&S”) as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended June 30, 2022 was J&S. Their pre-approved fees billed to the Company are set forth below:

On December 10, 2018, the Company appointed Total Asia Associates PLT (“TAAP”) as the Company’s registered independent public accounting firm. Our principal independent accountant during the year ended June 30, 2021 was TAAP. TAAP resigned on April 1, 2022. Their pre-approved fees billed to the Company are set forth below:

	June 30, 2022	June 30, 2021
Audit Fees and Audit Related Fees	$28,000	$25,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$28,000	$25,000

Audit Fees

During the fiscal year ended June 30, 2022, we incurred approximately $28,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2022.

During the fiscal year ended June 30, 2021, we incurred approximately $25,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2021.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2022 and 2021 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $NIL and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2022 and 2021 for professional services rendered by our principal accountant for tax compliance were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2022 and 2021 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation	Filed as exhibit to Form S-1, August 18, 2015
3.2	Amended and Restated Articles of Incorporation	Filed as an exhibit to Def14C on January 18, 2018
3.3	Bylaws	Filed as exhibit to Form S-1, August 18, 2015
10.1	Memorandum between Company and Union Patron Limited dated October 15, 2020	Filed as exhibit 10.1 to Form 8-K filed November 4, 2020
10.2	Agreement between Company and Splendor Radiant Limited	Filed as exhibit 10.2 to Form 8-K filed November 4, 2020
10.3	Memorandum between Ajia Systems Corporation Architecture Solution Limited and Union Patron Limited	Filed as exhibit 10.3 to Form 8-K filed November 4, 2020
10.4	Purchase and Sale Agreement of Jiayu Insurance Finance Limited dated June 29, 2021	Filed as exhibit 10.1 to Form 8-K filed July 2, 2021
10.5	Acquisition Agreement with Union Passenger Limited, dated June 23, 2022	Filed as exhibit 10.1 to Form 8-K filed July 25, 2022
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: October 13, 2022	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: October 13, 2022	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2022	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: October 13, 2022	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

/s/ Ms. Yin Ling WAN
Dated: October 13, 2022	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Ms. Kiu Chung Jacqueline TANG
Dated: October 13, 2022	Kiu Chung Jacqueline TANG
Independent Director

/s/ Mr. Kin Chung TAM
Dated: October 13, 2022	Mr. Kin Chung TAM
Independent Director
Audit Committee

