Form 10-Q
period 2022-09-30
Ajia Innogroup Holdings, Ltd.
filed 2022-11-21
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 18, 2022, the Company had 109,225,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

INDEX TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENT

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations	F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit	F-5

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Unaudited Notes to Condensed Consolidated Financial Statements	F-6

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$90,079	$61,963
Accounts receivable	72,151	-
Deposits and prepayments	18,424	18,432
Earnest deposit	105,000	105,000
Other receivables	37,905	7,004

Total current assets	323,559	192,399

Non-current assets:
Plant and equipment, net	35,130	29,737
Goodwill	5,029,592	5,029,592
Total non-current assets	5,064,722	5,059,329
TOTAL ASSETS	$5,388,281	$5,251,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued liabilities	$285,941	$422,654
Account payables	191,292	-
Amounts due to related parties	693,822	597,192

Total current liabilities	1,171,055	1,019,846

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2022 and June 30, 2022	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 109,225,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022	109,225	109,225
Additional paid-in capital	5,358,445	5,358,445
Non-controlling interest	(120,813)	(120,813)
Accumulated other comprehensive income	4,350	3,436
Accumulated deficit	(1,133,982)	(1,118,412)

Total shareholders’ equity	4,217,226	4,231,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,388,281	$5,251,728

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended September 30,
	2022	2021

Revenues, net	$200,170	$24,512

Cost of revenue	(151,263)	(3,084)

Gross profit	48,907	21,428

Operating expenses
General and administrative	82,479	61,883
Professional fee	20,048	32,887
Total operating expenses	102,527	94,770

LOSS FROM OPERATIONS	(53,620)	(73,342)

Other income:
Government subsidy	38,046	-
Interest income	4	-
Total other income	38,050	-

LOSS BEFORE INCOME TAXES	(15,570)	(73,342)

Income tax expense	-	-

NET LOSS	(15,570)	(73,342)

Net loss attributable to non-controlling interest	-	(12,849)

Net loss attributable to Ajia Innogroup Holdings, Ltd. shareholders	$(15,570)	$(60,493)

NET LOSS	$(15,570)	$(73,342)

Other comprehensive income (loss):
- Foreign currency translation gain	2,195	559
- Release of foreign currency translation upon sale of a subsidiary	(1,281)	-

COMPREHENSIVE LOSS	$(14,656)	$(72,783)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	109,225,000	101,120,000

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(15,570)	$(73,342)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,302	768
Loss on disposal of a subsidiary	(30,809)	-
Change in operating assets and liabilities:
Accounts receivable	(72,151)	-
Accounts payable	191,292	-
Other receivable	30,904	-
Deposits and prepayments	-	(1,578)
Other payables and accrued liabilities	(106,881)	(8,707)
Net cash used in operating activities	(60,721)	(82,859)

Cash flows from investing activities:
Purchase of plant and equipment	(9,325)	-
Cash from disposal of a subsidiary	(304)	-
Cash from acquisition of a subsidiary	-	2,432
Net cash (used in) provided by investing activities	(9,629)	2,432

Cash flows from financing activity:
Advances from a director	96,745	88,823
Net cash provided by financing activity	96,745	88,823

Effect of exchange rate changes on cash and cash equivalents	1,721	566

Net change in cash and cash equivalents	28,116	8,962

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	61,963	1,120

CASH AND CASH EQUIVALENT, END OF PERIOD	$90,079	$10,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Equity attributable to Ajia Innogroup Holdings, Ltd.
	Preferred stock		Common stock
	No. of shares	Amount	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total stockholders’ deficit

Balance as of July 1, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Acquisition of a subsidiary	-	-	-	-	-		-	36,841	36,841
Net loss for the period	-	-	-	-	-	-	(60,493)	(12,849)	(73,342)
Foreign currency translation adjustment	-	-	-	-	-	559	-	-	559
Balance as of September 30, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(3,809)	$(889,990)	$24,624	$(264,504)
Balance as of July 1, 2022	1,000	$1	109,225,000	$109,225	$5,358,445	$3,436	$(1,118,412)	$(120,813)	$4,231,882

Disposal of a subsidiary	-	-	-	-	-	(1,281)	-	-	(1,281)
Net loss for the period	-	-	-	-	-	-	(15,570)	-	(15,570)
Foreign currency translation adjustment	-	-	-	-	-	2,195	-	-	2,195
Balance as of September 30, 2022	1,000	$1	109,225,000	$109,225	$5,358,445	$4,350	$(1,133,982)	$(120,813)	$4,217,226

See accompanying notes to condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

In the opinion of management, the consolidated balance sheet as of June 30, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2023 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on October 13, 2022.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Ajia Innogroup Holdings, Ltd., (the “Company” or “AJIA”) was incorporated in the State of Nevada on March 19, 2014. The Company had intended to provide a website and mobile app to assist event planners in locating performers, bands and speakers, booking locations and planning events in areas around the United States and Canada. However, The Company changed its business plan in 2017 and is currently planning to pursue the business in having self-help photo kiosks to be implemented at major convenient locations, such as shopping mall, buildings near subway stations, etc. to attract customers to use the service. In addition, the Company provides system development consulting and training services. The main revenue for these businesses will be generated from the self-help photo kiosks at which one can do photo printing, WeChat printing, game commemorative photos, copying documents, etc., as well as from consulting contracts.

During September 2022, the Company disposed its subsidiary, Guangzhou Shengjia Trading Co., Limited.

The details of the Company’s subsidiaries are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Splendor Radiant Limited (“SRL”)	British Virgin Islands, a limited liability company	Investment holding	1 issued share of US$1 each	100%

A Jia Creative Holdings Limited (“ACHL”)	Hong Kong, a limited liability company	Provision of food and beverage sales system setup and maintenance service	100 ordinary shares for HK$100	100%

Ajia Corporate Systems Architecture Solution Limited (“ACSL”)	Hong Kong, a limited liability company	Provision of money lending, insurance brokerage and business development trustee service	10,000 ordinary shares for HK$10,000	51%

Union Passenger Limited (“UPL”)	Hong Kong, a limited liability company	Provision of catering member service solutions and service platform	1,000 ordinary shares for HK$1,000	100%

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company experienced a net loss of $15,570 and incurred an accumulated deficit of $1,133,982 as of September 30, 2022. The continuation of the Company as a going concern through September 30, 2023 is dependent upon the continued financial support from its stockholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Depreciation expense for the three months ended September 30, 2022 and 2021 were $4,302 and $768, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended September 30, 2022 and 2021. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	September 30, 2022	September 30, 2021
Period-end HK$:US$1 exchange rate	7.8500	7.7869
Period average HK$:US$1 exchange rate	7.8483	7.7783
Period-end RMB:US$1 exchange rate	7.1158	6.4593
Period average RMB:US$1 exchange rate	6.8448	6.4723

•	Related parties

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

NOTE 5 – AMOUNTS DUE TO RELATED PARTIES

As of September 30, 2022 and June 30, 2022, amounts due to related parties represented salary payables and temporary advances made by a director of the Company, Ms. WAN Yin Ling, and shareholders of the Company, Mr. WONG Bik Chun and Mr. POON Wai Han, which were unsecured, interest-free and had no fixed terms of repayment.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – INCOME TAXES

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

For the three months ended September 30, 2022 and 2021, there were no operating income. A full valuation allowance has been provided against the deferred tax assets of $230,822  on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $1,099,151 as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, SRL is not subject to tax on income.

Hong Kong

ACHL, ACSL and UPL are subject to Hong Kong tax regime. For the three months ended September 30, 2022 and 2021, no provision for Hong Kong Profits Tax is provided for, since the Company did not derive assessable profits from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the three months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
	2022	2021

Loss before income taxes	$(4,677)	$(73,056)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(772)	(12,054)
Non-deductible items	768	-
Non-taxable and deductible item	(2,829)	-
Net operating loss carry forward	2,833	12,054

Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$230,822	$222,065
– Hong Kong	64,970	62,137
– The PRC	-	7,702
Total deferred tax assets	295,792	291,904
Less: valuation allowance	(295,792)	(291,904)
Net deferred tax assets	$-	$-

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2022, the Company incurred $1,492,900 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $295,792 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the period ended September 30, 2022, the valuation allowance increased by $3,888, primarily relating to net operating loss carryforwards.

NOTE 7 – STOCKHOLDERS’ DEFICIT

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. On September 30, 2022, one thousand shares of preferred stock have been issued.

(b) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value of $0.001 per share. On December 15, 2018, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

As of September 30, 2022 and June 30, 2022, the Company had a total of 109,225,000 shares of its common stock issued and outstanding.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2022, amount due to related parties totaled of $693,822, comprising amounts due from its director and shareholder, which are interest-free and have no fixed terms of repayment.

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 9 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended September 30, 2022  there is one individual customer who accounts for 10% or more of the Company’s revenues. This customer accounted for 12% and 82% of the Company’s revenues, respectively, for the three months ended September 30, 2022 and 2021.

The customer is located in Hong Kong.

(b)      Major vendors

For the three months ended September 30, 2022  there is one individual vendor who accounts for 10% or more of the Company’s revenues. The vendor accounted for 55% of the Company’s revenues for the three months ended September 30, 2022. For the three months ended September 30, 2021, no single vendor accounts for 10% or more of the Company’s revenues.

The vendor is located in Hong Kong.

(c) Credit risk

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

(d) Exchange rate risk

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, there were no commitments and contingencies involved.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended June 30, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2022.

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

Corporate Background- Recent Business Development

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

Nevertheless, even with the above remedies, the returns from the projects were not satisfactory to the Company’s management and are far below the estimations made from Renhai to the Company. In this regard, on December 28, 2018, both parties agreed that the agreements between Shengia and Renhai be rescinded and voided. Renhai shall return the Company’s 3,000,000 shares to the Company for cancellation and the Company shall return all the incomes previously received from Renhai. The Company cancelled these 3,000,000 shares of common stock on December 28, 2018.

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000 to Full Yick International Ltd. Pursuant whereby the convertible promissory note was convertible into 93,750,000 common shares of the Company at $0.0032 per share on July 31, 2019. On or about August 9, 2019, Full Yick International Ltd. exercised its option to convert the $300,000 note into 93,750,000 common shares of the Company, which constitutes approximately 92.8% of the issued and outstanding common shares of the Company and instructed the Company to issue the shares to approximately 84 shareholders. Of those approximately 84 shareholders, the largest, Full Yick International, Ltd. holds 12,038,723 shares, or approximately 11.9% of the issued and outstanding shares of the Company. There are no arrangements between the members of the former and new control groups and their associates with respect to election of directors or other matters.

On September 20, 2019, Mr. Kin Chung (Ken) Tam was appointed as an executive director of the Board of Directors (the “Board”). Mr. Hung Hin Samuel Leung and Mr. Kwok Fai (Thomas) Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors - Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong resigned as members of the Board of the Company.

On March 30, 2020, Splendor Radiant Limited, a wholly-owned subsidiary of the Company entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited (“Allied”), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. Ajia had initially issued 100,000 shares of its common stock to Allied to acquire 50% sharing of the profits in this project. The Board shall then appoint an independent third party to carry out due diligence and valuation of the project and, based upon the recommendation of this valuation report, the Board shall issue additional common shares of Ajia to Allied as fair consideration and compensation to acquire 50% profit sharing interest in the project. The project has not yet commenced.

On September 28, 2020, Mr. Kwok Fai YIP, Thomas (Mr. Yip) resigned from our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, Mr. Yip was appointed as the Company’s Executive Director and Vice Chairman. Mr. Yip’s position as the Company’s Independent and non-executive director was immediately replaced by Ms. Kiu Chung Jacqueline Tang (Ms. Tang) who was formerly engaged as the Company’s Chief Operating Officer (“COO”). Ms. Tang resigned from the position of COO concurrently with this appointment.

On November 17, 2020, subsequent to our year end, Mr. Zhi Qiang Liang resigned as Chief Executive Officer and Mr. Yip was appointed as Chief Executive Officer.

On October 16, 2020, Splendor Radiant Limited entered into a joint venture agreement with its strategic partner, Mr. Tsz Man (Eric) Ngan. Both parties agreed to establish a joint venture relationship in order to collaborate to form a company, Ajia Corporate Systems Architecture Solution Limited (“ACSA”) which Splendor Radiant own 51% of the shares. ACSA has planned to acquire or become a business partner in insurance and finance industries, which includes licensed insurance brokerage, trust servicing consulting team and licensed money lender in Hong Kong. ACSA owned 51% of Tangent Asia Pacific Finance Ltd (“TAPF”), a licensed money lender in Hong Kong and willing to develop money lending in Hong Kong and globally. TAPF focuses on the money lending business on second mortgage on property market and lending on crypto assets as collateral that seeks for 8% to 10% return on principle per annum. The Company believes that the finance business in Hong Kong is profitable and has great potential because of the increasing demand for lending on second mortgages on property and cryptocurrency assets.

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

Principal Products, Services and Their Markets

In the previous year, our business plan consisted of the following three primary segments: 1) the sales and licensing of our point of sales system for food and beverage products also sometimes referred to as a catering integration system, which we offer in Hong Kong, 2) our insurance private placement operations through Ajia Corporate Systems Architecture Solution Limited (“ACSA”), and 3) our Easy Picture application. We hope to expand our markets outside of Hong Kong in the future.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2022 and 2021

During the three months ended September 30, 2022 and 2021, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

As of September 30, 2022, we suffered from a working capital deficit of $847,496. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended September 30, 2022, compared to September 30, 2021:

	Three months ended September 30,
	2022	2021

Revenue	$200,170	$24,512
Cost of revenue	(151,263)	(3,084)
Gross profit	48,907	21,428
General and administrative expenses	(82,479)	(61,883)
Professional fees	(20,048)	(32,887)
Loss from operation	(53,620)	(73,342)
Total other income	38,050	-
Income tax expense	-	-
NET LOSS	$(15,570)	$(73,342)

Revenues

During the three months ended September 30, 2022, we have derived income of $200,170 (2021: $24,512). This increase was primarily due to an overall increase in revenue generated from provision of catering member service solutions and service after acquisition of UPL. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Cost of revenue

The Company’s cost of revenue for the three months ended September 30, 2022 is $151,263 and for the three months ended September 30, 2021 is $3,084. This increase was primarily due to an overall increase in cost directly related to provision of catering member service solutions and service after acquisition of UPL.

General and administrative expenses

The Company’s general and administrative expenses for the three months ended September 30, 2022 is $82,479 and for the three months ended September 30, 2021 is $61,883.

Professional fees

The Company’s professional fees for the three months ended September 30, 2022 is $20,048 and for the three months ended September 30, 2021 is $32,887.

Loss from operation

During the three months ended September 30, 2022 and 2021, the Company recorded loss from operation of $53,620 and $73,342, respectively.

Net loss

During the three months ended September 30, 2022 and 2021, the Company recognized net losses of $15,570 and $73,342, respectively.

Liquidity and Capital Resources

At September 30, 2022, we had total current assets of $323,559 which consists of $90,079 in cash, $72,151 in accounts receivables, $18,424 in deposits and prepayment, $37,905 in other receivables, and $105,000 earnest deposit. We had total current liabilities of $1,171,055, which consist of 693,822 due to related party, accounts payable of $191,292 and $285,941 in other payables and accrued liabilities.

	Three months ended September 30,
	2022	2021

Net cash used in operating activities	$(60,721)	$(82,859)
Net cash (used in) provided by investing activities	(9,629)	2,432
Net cash provided by financing activities	96,745	88,823

Net Cash Used In Operating Activities.

For the three months ended September 30, 2022, net cash used in operating activities was $60,721, which consisted primarily of a net loss of $15,570, depreciation of plant and equipment of $4,302, loss on disposal of a subsidiary of $30,809, offset by an increase in account receivables of $72,151 and an increase in accounts payable of $191,292 and decrease in other payables and accrued liabilities of $106,881.

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

Net Cash (Used In) Provided By Investing Activities.

For the three months ended September 30, 2022, net cash used in investing activities was $9,629 consisting primarily of the cash outflow from disposal of a subsidiary of $304 and purchase of plant and equipment of $9,325.

For the three months ended September 30, 2021, net cash provided by investing activities was $2,432 from acquisition of a subsidiary.

Net Cash Provided By Financing Activity.

For the three months ended September 30, 2022, net cash used in financing activities was $96,745 consisting primarily of advances from a director.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through September 30, 2022 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2022 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

See Note 4 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended June 30, 2022. Management believes that there have been no changes in our critical accounting policies during the fiscal quarter ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022.  In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

During the year ended June 30, 2022 and the period ended September 30, 2022, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1 Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2. We did not implement appropriate information technology controls - As at June 30, 2022 and September 30, 2022, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended September 30, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.  For disclosure of Risk Factors related to the Company please see the section titled “Risk Factors” in our annual report on Form 10-K filed with the Commission on October 13, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation	Filed as exhibit to Form S-1, August 18, 2015
3.2	Amended and Restated Articles of Incorporation	Filed as an exhibit to Def14C on January 18, 2018
3.3	Bylaws	Filed as exhibit to Form S-1, August 18, 2015
10.1	Memorandum between Company and Union Patron Limited dated October 15, 2020	Filed as exhibit 10.1 to Form 8-K filed November 4, 2020
10.2	Agreement between Company and Splendor Radiant Limited	Filed as exhibit 10.2 to Form 8-K filed November 4, 2020
10.3	Memorandum between Ajia Systems Corporation Architecture Solution Limited and Union Patron Limited	Filed as exhibit 10.3 to Form 8-K filed November 4, 2020
10.4	Purchase and Sale Agreement of Jiayu Insurance Finance Limited dated June 29, 2021	Filed as exhibit 10.1 to Form 8-K filed July 2, 2021
10.5	Acquisition Agreement with Union Passenger Limited, dated June 23, 2022	Filed as exhibit 10.1 to Form 8-K filed July 25, 2022
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	INLINE XBRL Instance Document	Filed herewith.
101.SCH*	INLINE XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	INLINE XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	INLINE XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	INLINE XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	INLINE XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	File herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJIA INNOGROUP HOLDINGS LTD.

Dated: November 18, 2022	By:	/s/ Wong Kwai Lam
Wong Kwai Lam, Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2022	By:	/s/ Wai Hing (Samuel) Lai
Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

