Form 10-K/A
period 2021-06-30
Ajia Innogroup Holdings, Ltd.
filed 2023-01-18
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Ajia Innogroup Holdings, Ltd. (the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 3 (the “Annual Report on Form 10-K/A#3”) to further amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2021; filed with the Securities and Exchange Commission on September 28, 2021 (the “Original Report”). The purpose of this Annual Report on Form 10-K/A#3 is to amend our disclosure in Part I, Item 1 “Business,” of the Original Report to add additional or amended disclosure regarding the Company’s business in Hong Kong and China including,  but not limited to, our Business operations. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Annual Report on Form 10-K/A#3.

We have made no attempt in this Annual Report on Form 10-K/A#3 to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Annual Report on Form 10-K/A#3 does not reflect events occurring after the filing of the Original Report. Accordingly, this Annual Report on Form 10-K/A#3 should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

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

As of September 2022, we have disposed of our operation in the PRC, and operate primarily from our Hong Kong based subsidiaries. Current PRC regulations permit PRC Subsidiaries to pay dividends through subsidiaries in Hong Kong, but only out of accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of PRC Subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As of the date of the Report, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure since at least July 1, 2020. From inception to dissolution our PRC Subsidiary did not transfer cash or assets to the Company, including by way of dividends. Additionally, no transfers, dividends, or distributions have been made to our U.S. investors. Although we have not relied on our Hong Kong subsidiary for dividends or other distributions in the past, in the event that our Hong Kong subsidiary were to issue dividends or distribution of cash or earnings in the future, our Hong Kong subsidiary may become subject to the applicable to PRC foreign currency control.

The Company does not currently plan or anticipate transferring cash or other assets from our operations in Hong Kong to our parent company or U.S. investors. However, there are currently no restrictions on our ability to transfer cash or distribute earnings among our Hong Kong subsidiary and our parent company and U.S. investors, if needed. Currently, cash can be transferred between our holding company and subsidiaries through intercompany fund advances. Although, the PRC, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and the remittance of currency out of the PRC which may restrict our PRC Subsidiaries’ ability to transfer cash from our PRC Subsidiaries to our other non-mainland China entities.  To the extent cash is generated in our Hong Kong and may need to be used to fund operations outside of mainland Hong Kong, currently such funds would be available to the Company. However, if certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future were to become applicable to our Hong Kong Subsidiary in the future, and to the extent cash is generated in our Hong Kong subsidiary and to the extent assets (other than cash) in our business are located in Hong Kong or held by a Hong Kong entity and may need to be used to fund operations outside of Hong Kong, such funds or assets may not be available due to interventions in or the imposition of restrictions and limitations on the ability of us and our subsidiaries to transfer funds or assets by the PRC government.

To date, there have not been any such dividends or other distributions from our Hong Kong or previous PRC Subsidiary to any entity located outside of mainland China. However, as of the date of this Report, we do not believe that there is any current restriction on our ability to transfer cash or distribute earnings to our parent company and U.S. investors.

To be certain, there can be no assurance that the PRC government will not intervene or impose restrictions on our ability, in the future, to transfer or distribute cash within our organization, which could result in an inability or prohibition on making transfers or distributions to entities outside of mainland China and Hong Kong, this would adversely affect our business. Notwithstanding the foregoing, limitations currently imposed by the PRC government as described hereto do not  our or our subsidiaries’ ability to transfer cash or distribute earnings to our parent company and U.S. investors

For a detailed description of risks related to doing business in China, see “Risk Factors - Risks Related to Doing Business in China.

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: January 18, 2023	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: January 18, 2023	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 18, 2023	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: January 18, 2023	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Dated: January 18, 2023	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and President

/s/ Ms. Yin Ling WAN
Dated: January 18, 2023	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Ms. Kiu Chung Jacqueline TANG
Dated: January 18, 2023	Kiu Chung Jacqueline TANG
Independent Director

/s/ Mr. Kin Chung TAM
Dated: January 18, 2023	Mr. Kin Chung TAM
Independent Director
Audit Committee

