Form 10-K/A
period 2022-06-30
Ajia Innogroup Holdings, Ltd.
filed 2023-01-18
CIK 1650739

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Ajia Innogroup Holdings, Ltd.(the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 1 (the “Annual Report on Form 10-K/A#1”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2022; filed with the Securities and Exchange Commission on October 13, 2022 (the “Original Report”). The purpose of this Annual Report on Form 10-K/A#1 is to amend our disclosure in Part I, Item 1 “Business,” of the Original Report to add additional or amended disclosure regarding the Company’s business in Hong Kong and China including,  but not limited to, our Business operations. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Annual Report on Form 10-K/A#1.

We have made no attempt in this Annual Report on Form 10-K/A#1 to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Annual Report on Form 10-K/A#1 does not reflect events occurring after the filing of the Original Report. Accordingly, this Annual Report on Form 10-K/A#1 should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

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

