Form 10-Q
period 2022-12-31
Ajia Innogroup Holdings, Ltd.
filed 2023-02-14
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 14, 2023, the Company had 109,300,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets	F-2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	F-3

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	F-5

Unaudited Condensed Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2022	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,507	$61,963
Accounts receivable	848	-
Deposits and prepayments	18,519	18,432
Earnest deposit	105,000	105,000
Other receivables	31,690	7,004

Total current assets	169,564	192,399

Non-current assets:
Plant and equipment, net	30,989	29,737
Goodwill	5,029,592	5,029,592

Total non-current assets	5,060,581	5,059,329

TOTAL ASSETS	$5,230,145	$5,251,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued liabilities	$242,232	$422,654
Accounts payable	82,474	-
Amounts due to related parties	734,669	597,192

Total current liabilities	1,059,375	1,019,846

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 109,300,000 and 109,225,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	109,300	109,225
Additional paid-in capital	5,403,370	5,358,445
Accumulated other comprehensive (loss) income	(647)	3,436
Accumulated deficit	(1,220,441)	(1,118,412)
	4,291,583	4,352,695
Non-controlling interest	(120,813)	(120,813)
Total shareholders’ equity	4,170,770	4,231,882

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,230,145	$5,251,728

See accompanying notes to unaudited condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Six Months ended December 31,
	2022	2021	2022	2021

Revenues, net	$54,257	$36,417	$254,427	$60,929

Cost of revenue	(49,173)	(10,025)	(200,436)	(13,109)

Gross profit	5,084	26,392	53,991	47,820

Operating expenses
General and administrative	73,108	31,374	155,587	93,257
Professional fee	18,760	17,468	38,808	50,355
Total operating expenses	91,868	48,842	194,395	143,612

LOSS FROM OPERATIONS	(86,784)	(22,450)	(140,404)	(95,792)

Other income:
Gain on disposal of subsidiary	-		30,809
Government subsidy	318	-	7,555	-
Sundry income	-	10	-	10
Interest income	7	-	11	-
Total other income	325	10	38,375	10

LOSS BEFORE INCOME TAXES	(86,459)	(22,440)	(102,029)	(95,782)

Income tax expense	-	-	-	-

NET LOSS	(86,459)	(22,440)	(102,029)	(95,782)

Comprising:
Net gain attributable to non-controlling interest	-	13,468	-	619

Net loss attributable to Ajia Innogroup Holdings Ltd. shareholders	(86,459)	(35,908)	(102,029)	(96,401)

NET LOSS	$(86,459)	$(22,440)	$(102,029)	$(95,782)

Other comprehensive (loss) income :
- Foreign currency translation (loss) gain	(4,997)	2,572	(2,802)	3,131
- Release of foreign currency translation upon sale of a subsidiary	-	-	(1,281)	-

COMPREHENSIVE LOSS	$(91,456)	$(19,868)	$(106,112)	$(92,651)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	109,245,380	101,120,000	109,235,190	101,120,000

See accompanying notes to unaudited condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022  AND 2021

(Currency expressed in United States Dollars (“US$”))

	Six Months ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(102,029)	$(95,782)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,617	119
Gain on disposal of a subsidiary	(30,809)	-
Change in operating assets and liabilities:
Accounts receivable	(848)	-
Accounts payable	82,474	-
Deposits and prepayments	-	(26,199)
Other receivables	(24,686)	-
Other payables and accrued liabilities	(105,590)	35,649
Net cash used in operating activities	(172,871)	(86,213)

Cash flows from investing activities:
Purchase of plant and equipment	(9,757)	(154)
Cash from disposal of a subsidiary	(304)	-
Cash from acquisition of a subsidiary	-	3,064
Net cash (used in) provided by investing activities	(10,061)	2,910

Cash flows from financing activity:
Advances from a director	137,477	102,986
Net cash provided by financing activity	137,477	102,986

Effect of exchange rate changes on cash and cash equivalents	(3,001)	3,143

Net change in cash and cash equivalents	(48,456)	22,826

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	61,963	1,120

CASH AND CASH EQUIVALENT, END OF PERIOD	$13,507	$23,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Equity attributable to Ajia Innogroup Holdings, Ltd.
	Preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non- controlling	Total stockholders’
	shares	Amount	shares	Amount	capital	income (loss)	deficit	interest	deficit
Balance as of July 1, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Acquisition of a subsidiary	-	-	-	-	-		-	36,841	36,841
Net loss for the period	-	-	-	-	-	-	(60,493)	(12,849)	(73,342)
Foreign currency translation adjustment	-	-	-	-	-	559	-	-	559
Balance as of September 30, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(3,809)	$(889,990)	$24,624	$(264,504)

Net loss for the period	-	-	-	-	-	-	(35,908)	13,468	(22,440)
Foreign currency translation adjustment	-	-	-	-	-	2,572	-	-	2,572
Balance as of December 31, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(1,237)	$(925,898)	$38,092	$(284,372)
Balance as of July 1, 2022	1,000	$1	109,225,000	$109,225	$5,348,445	$3,436	$(1,118,412)	$(120,813)	$4,231,882

Disposal of a subsidiary	-	-	-	-	-	(1,281)	-	-	(1,281)
Net loss for the period	-	-	-	-	-	-	(15,570)	-	(15,570)
Foreign currency translation adjustment	-	-	-	-	-	2,195	-	-	2,195
Balance as of September 30, 2022	1,000	$1	109,225,000	$109,225	$5,348,445	$4,350	$(1,133,982)	$(120,813)	$4,217,226

Issuance of common shares	-	-	75,000	75	44,925	-	-	-	45,000
Net loss for the period	-	-	-	-	-	-	(86,459)	-	(86,459)
Foreign currency translation adjustment	-	-	-	-	-	(4,997)	-	-	(4,997)
Balance as of December 31, 2022	1,000	$1	109,300,000	$109,300	$5,403,370	$(647)	$(1,220,441)	$(120,813)	$4,170,770

See accompanying notes to unaudited condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

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

In the opinion of management, the consolidated balance sheet as of June 30, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2023 or for any future period.

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

The Company experienced a net loss of $102,029 for the six (6) months ended December 31, 2022 and incurred an accumulated deficit of $1,220,441 as of December 31, 2022. The continuation of the Company as a going concern through December 31, 2023 is dependent upon the continued financial support from its stockholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Depreciation expense for the three months ended December 31, 2022 and 2021 were 4,315 and $62, respectively.

Depreciation expense for the six months ended December 31, 2022 and 2021 were 8,617 and $119, respectively.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the six months ended December 31, 2022 and 2021. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

The reporting currency of the Company is United States Dollars ("US$"). The Company’s subsidiaries operating in Hong Kong maintained their books and records in their local currency, Hong Kong Dollars ("HK$"), which is their functional currency, being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	December 31, 2022	December 31, 2021
Period-end HK$:US$1 exchange rate	7.8077	7.7977
Period average HK$:US$1 exchange rate	7.8350	7.7842
Period-end RMB:US$1 exchange rate	6.8973	6.3641
Period average RMB:US$1 exchange rate	6.9764	6.4336

•	Related parties

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

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	December 31, 2022	June 30, 2022
At cost:
Computer equipment	$1,279	$1,291
Computer software	49,199	39,731
Furniture and fixtures, at cost	2,191	2,191
Foreign translation difference	237	(268)
	52,906	42,945
Less: accumulated depreciation	(22,009)	(13,120)
Less: foreign translation difference	92	(88)
	$30,989	$29,737

Depreciation expense for the three months ended December 31, 2022 and 2021 were $4,315 and $62, respectively.

Depreciation expense for the six months ended December 31, 2022 and 2021 were $8,617 and $119, respectively.

NOTE 6 – AMOUNTS DUE TO RELATED PARTIES

As of December 31, 2022 and June 30, 2022, amounts due to related parties represented salary payables and temporary advances made by a director of the Company, Ms. WAN Yin Ling, and shareholders of the Company, Mr. WONG Bik Chun and Mr. POON Wai Han, which were unsecured, interest-free and repayable on demand.

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

For the six months ended December 31, 2022 and 2021, there were no operating income. A full valuation allowance has been provided against the deferred tax assets of $238,601, on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $1,136,195 as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, SRL is not subject to tax on income.

Hong Kong

ACHL, ACSL and UPL are subject to Hong Kong tax regime. For the six months ended December 31, 2022 and 2021, no provision for Hong Kong Profits Tax is provided for, since the Company did not derive assessable profits from Hong Kong under its applicable tax law. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the six months ended December 31, 2022 and 2021 are as follows:

	Six months ended December 31,
	2022	2021

Loss before income taxes	$(54,165)	$(95,333)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(8,937)	(15,730)
Non-deductible items	1,496	-
Non-taxable and deductible item	(2,884)	-
Net operating loss carry forward	10,325	15,730

Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$238,601	$222,065
– Hong Kong	71,074	62,137
– The PRC	-	7,702
Total deferred tax assets	309,675	291,904
Less: valuation allowance	(309,675)	(291,904)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company incurred $1,566,945 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $309,675 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the period ended December 31, 2022, the valuation allowance increased by $17,771, primarily relating to net operating loss carryforwards.

NOTE 8 – STOCKHOLDERS’ DEFICIT

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. As of December 31, 2022, one thousand shares of preferred stock have been issued and outstanding.

(b) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue seventy-five million (75,000,000) shares of common stock, par value of $0.001 per share. On December 15, 2018, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

As of December 31, 2022 and June 30, 2022, the Company had a total of 109,300,000 and 109,225,000 shares of its common stock issued and outstanding.

On December 6, 2022, the Company issued 75,000 shares of common stock at the price of $0.6 per share to compensate certain directors in rendering services to the Company.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2022, amount due to related parties totaled of 734,669, comprising amounts due to its director and shareholders, which are interest-free and repayable on demand.

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 10 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

	Three Months ended December 31, 2022			December 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$24,927	46%	Total:	$-

	Three Months ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$25,051	69%		$-
Customer B	6,943	19%		-

Total:	$31,994	88%	Total:	$-

	Six Months ended December 31, 2022			December 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$49,773	20%	Total:	$-

	Six Months ended December 31, 2021			December 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$45,092	74%		$-
Customer B	6,943	11%		-

Total:	$52,035	85%	Total:	$-

These customers are located in Hong Kong.

(b) Major vendors

	Three Months ended December 31, 2022			December 31, 2022
Vendors	Cost of revenue	Percentage of cost of revenue		Accounts payable

Vendor A	$26,248	67%	Total:	$-

	Six Months ended December 31, 2022			December 31, 2022
Vendors	Cost of revenue	Percentage of cost of revenue		Accounts payable

Vendor A	$110,693	58%	Total:	$-

For the three months and six months ended December 31, 2021, no single vendor accounts for 10% or more of the Company’s cost of revenue.

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

(d) Exchange rate risk

Whilst the reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in HK$ and a significant portion of the assets and liabilities are denominated in HK$. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and HK$. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, there were no commitments and contingencies involved.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended June 30, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2022, as amended January 18, 2023.

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

Doing Business in China and Hong Kong Corporate Overview

Ajia Innogroup Holdings Ltd. is a Nevada holding company that operates its business in Hong Kong, through its subsidiaries (collectively the “Operating Subsidiaries”). Investors in our ordinary shares should be aware that they are not permitted to directly hold equity interests in the Chinese operating entities. Investors can only purchase equity solely Ajia Innogroup Holdings Ltd. which owns the majority equity interests in our Operating Subsidiaries.

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

As of September 2022, we have disposed of our operation in the PRC, and operate primarily from our Hong Kong based subsidiaries. Current PRC regulations permit PRC Subsidiaries to pay dividends through subsidiaries in Hong Kong, but only out of accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of PRC Subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As of the date of the Report, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure since at least July 1, 2020. From inception to dissolution, our PRC Subsidiary did not transfer cash or assets to the Company, including by way of dividends. Additionally, no transfers, dividends, or distributions have been made to our U.S. investors. Although we have not relied on our Hong Kong subsidiary for dividends or other distributions in the past, in the event that our Hong Kong subsidiary were to issue dividends or distribution of cash or earnings in the future, our Hong Kong subsidiary may become subject to the applicable to PRC foreign currency control.

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

To be certain, there can be no assurance that the PRC government will not intervene or impose restrictions on our ability, in the future, to transfer or distribute cash within our organization, which could result in an inability or prohibition on making transfers or distributions to entities outside of mainland China and Hong Kong, this would adversely affect our business. Notwithstanding the foregoing, limitations currently imposed by the PRC government as described hereto do not affect our subsidiaries’ ability to transfer cash or distribute earnings to our parent company and U.S. investors.

For a detailed description of risks related to doing business in China, see “Risk Factors - Risks Related to Doing Business in China.” Included in our Form 10-K/A filed with the SEC January 18, 2023.

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

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000 to Full Yick International Ltd. Pursuant to the terms the convertible promissory note was convertible into 93,750,000 common shares of the Company at $0.0032 per share on July 31, 2019. On or about August 9, 2019, Full Yick International Ltd. exercised their option to convert the $300,000 note into 93,750,000 common shares of the Company, which constitutes approximately 92.8% of the issued and outstanding common shares of the Company and instructed the Company to issue the shares to approximately 84 shareholders. Of those approximately 84 shareholders, the largest, Full Yick International, Ltd. held 12,038,723 shares, or approximately 11.9% of the issued and outstanding shares of the Company. There are no arrangements between the members of the former and new control groups and their associates with respect to election of directors or other matters.

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

On November 17, 2020, Mr. Zhi Qiang Liang resigned as Chief Executive Officer and Mr. Yip was appointed as Chief Executive Officer.

In October 16, 2020, Splendor Radiant Limited entered into a joint venture agreement with its strategic partner, Mr. Tsz Man (Eric) Ngan. Both parties agreed to establish a joint venture relationship in order to collaborate to form a company, Ajia Corporate Systems Architecture Solution Limited (“ACSA”) which Splendor Radiant owns 51% of the shares. ACSA has planned to acquire or become business partner in insurance and finance industries, which includes licensed insurance brokerage, trust servicing consulting team and licensed money lender in Hong Kong. ACSA has owned 51% of Tangent Asia Pacific Finance Ltd (“TAPF”), licensed money lender in Hong Kong and willing to develop money lending in Hong Kong and global. TAPF is focusing on the money lending business on second mortgage on property market and lending on crypto assets as collateral that seeks for 8% to 10% return on principle per annum. The Company believes that the finance business in Hong Kong is profitable and has great potential because of the increasing demand for lending on second mortgages on property and cryptocurrency assets. TAPF was disposed of on June 30, 2022.

In June 2021, ACSA purchased 51% shares of Jia Yu Insurance Finance limited (“JYIF”), which is a licensed Insurance brokerage firm in Hong Kong. JYIF’s primary role is to provide local lump sum universal life, annuity assurance and offshore insurance products both life and non-life, which include compliant US PPLI, UL, and IUL policies, to designated clients asset growth purposes with complied tax solutions. There is a growing need and demand for Asian clients to purchase compliant PPLI, UL, and IUL policies in order to receive tax benefits and investment returns, and these products are becoming increasingly popular. The Company utilizes Hong Kong as a hub to organize US PPLI, UL, and IUL policies for high-net-worth clients from China, Japan, Taiwan, Korea, Thailand, and Indonesia. PPLI, IUL, and UL policies are increasingly in demand, and the Company has a professional technical team as well as US lawyers and tax advisors on hand to service these clients as a one-stop shop for all their insurance needs. JYIF was disposed of on May 18, 2022.

In 2021, Guangzhou Shengjia Trading Co., Ltd (“GST”), subsidiary of AJIA, aims to provide back-end support on project called “Easy Picture Mobile Application” (“Easy Picture”). Easy Picture is an application for mobile photos software for end customers who want to take qualified photos to apply for visas to China. Easy Picture is an accessible cost saving application offering user-friendly interface. GST has signed up agreement with a travel agency to use this Easy Picture App, however, execution of the business has been delayed due to COVID-19 and resulting closure of travel. GST was disposed of on September 1, 2022.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2022 and 2021

During the three months ended December 31, 2022 and 2021, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

 As of December 31, 2022, we suffered from a working capital deficit of $889,811. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended December 31, 2022, compared to December 31, 2021:

	Three months ended December 31,
	2022	2021

Revenue	$54,527	$36,417
Cost of revenue	(49,173)	(10,025)
Gross profit	5,084	26,392
General and administrative expenses	(73,108)	(31,374)
Professional fees	(18,760)	(17,468)
Loss from operation	(86,784)	(22,450)
Total other income	325	10
Income tax expense	-	-
NET LOSS	$(86,459)	$(22,440)

Revenues

During the three months ended December 31, 2022, we have derived income of $54,527 (2021: $36,417). This increase was primarily due to an overall increase in revenue generated from provision of catering member service solutions and service after acquisition of UPL. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Cost of revenue

The Company’s cost of revenue for the three months ended December 31, 2022 is $49,173 and for the three months ended December 31, 2021 is $10,025. This increase was primarily due to an overall increase in cost directly related to provision of catering member service solutions and service after acquisition of UPL.

General and administrative expenses

The Company’s general and administrative expenses for the three months ended December 31, 2022 is $73,108 and for the three months ended December 31, 2021 is $31,374. This increase is mainly due to the increase in business service fee

Professional fees

The Company’s professional fees for the three months ended December 31, 2022 is $18,760 and for the three months ended December 31, 2021 is $17,468.

Loss from operation

During the three months ended December 31, 2022 and 2021, the Company recorded loss from operation of $86,784 and $22,450, respectively. This increase is mainly due to the increase in general and administrative expenses and professional fees.

Net loss

During the three months ended December 31, 2022 and 2021, the Company recognized net losses of $86,459 and $22,440, respectively arising from the above.

Comparison for the Six Months Ended December 31, 2022 and 2021

	Six months ended December 31,
	2022	2021

Revenue	$254,427	$60,929
Cost of revenue	(200,436)	(13,109)
Gross profit	53,991	47,820
General and administrative expenses	(155,587)	(93,257)
Professional fees	(38,808)	(50,355)
Loss from operation	(140,404)	(95,792)
Total other income	38,375	10
Income tax expense	-	-
NET LOSS	$(102,029)	$(95,782)

Revenues

During the six months ended December 31, 2022 we have derived income of $254,427 (2021: $60,929). This increase was primarily due to an overall increase in revenue generated from provision of catering member service solutions and service after acquisition of UPL. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Cost of revenue

The Company’s cost of revenue for the six months ended December 31, 2022 is $200,436 and for the six months ended December 31, 2021 is $13,109. This increase was primarily due to an overall increase in cost directly related to provision of catering member service solutions and service after acquisition of UPL.

General and administrative expenses

The Company’s general and administrative expenses for the six months ended December 31, 2022 is amounted to $155,587 and for the six months ended December 31, 2021 is amounted to $93,257. This increase is mainly due to the increase in business service fee.

Professional fees

The Company’s professional fees for the six months ended December 31, 2022 is amounted to $38,808 and for the six months ended December 31, 2021 is amounted to $50,355.

Loss from operation

During the six months ended December 31, 2022 and 2021, the Company recorded loss from operation of $140,404 and $95,792, respectively. This increase is mainly due to the increase in general and administrative expenses.

Net Loss

During the six months ended December 31, 2022 and 2021, the Company recognized the net losses of $102,029 and $95,782, respectively arising from the above.

Liquidity and Capital Resources

At December 31, 2022, we had total current assets of $169,564 which consist of $13,507 in cash and cash equivalents, $848 in accounts receivables, $18,519 in deposits and prepayment, $105,000 in earnest deposit and $31,690 in other receivables We had total current liabilities of $1,059,375, which consist of $734,669 due to related parties, $82,474 in account payables and $242,232 in other payables and accrued liabilities.

At June 30, 2022, we had total current assets of $192,399 which consist of $61,963 in cash and cash equivalents, $25,436 in prepayments and other receivables and $105,000 in earnest deposit. We had total current liabilities of $1,019,846, which consist of $597,192 due to a related party and $422,654 in other payables and accrued liabilities.

	Six months ended December 31,
	2022	2021

Net cash used in operating activities	$(172,871)	$(86,213)
Net cash (used in) provided by investing activities	(10,061)	2,910
Net cash provided by financing activities	137,477	102,986

Net Cash Used In Operating Activities.

For the six months ended December 31, 2022, net cash used in operating activities was $172,871, which consisted primarily of a net loss of $102,029, depreciation of plant and equipment of $8,617, a decrease in other payables and accrued liabilities of $105,590, an increase in prepayments and other receivables of $24,686, increase in other receivables of $24,686, increase in accounts receivables of $848 and gain on disposal of a subsidiary of $30,809. These were offset by an increase in accounts payable of $82,424.

For the six months ended December 31, 2021, net cash used in operating activities was $86,213, which consisted primarily of a net loss of $95,782, depreciation of plant and equipment of $119, an increase in deposits and prepayments of $24,686 and offset by an increase in other payables and accrued liabilities of $35,649.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Provided By Investing Activities.

For the six months ended December 31, 2022, net cash used in investing activities was $10,061, which consisted primarily of cash outflow from disposal of a subsidiary of $304 and purchases of plant and equipment of $9,757.

For the six months ended December 31, 2021, net cash provided by investing activities was $2,910, which consisted primarily of cash from acquisition of a subsidiary of $3,064 net of purchases of plant and equipment of $154.

Net Cash Provided By Financing Activity.

For the six months ended December 31, 2022, net cash provided by financing activities was $137,477, consisting primarily of advances from a director.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through December 31, 2022 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2022 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

See Note 4 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended June 30, 2022, as amended. Management believes that there have been no changes in our critical accounting policies during the fiscal quarter ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022.  In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

During the year ended June 30, 2022 and the period ended December 31, 2022, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1 Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2. We did not implement appropriate information technology controls - As at June 30, 2022 and December 31, 2022, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended December 31, 2022, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.  For disclosure of Risk Factors related to the Company please see the section titled “Risk Factors” in our annual report on Form 10-K/A filed with the Commission originally on October 13, 2022 and as amended January 18, 2023.

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

AJIA INNOGROUP HOLDINGS LTD.

Dated: February 14, 2023	By:	/s/ Wong Kwai Lam
Wong Kwai Lam, Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2023	By:	/s/ Wai Hing (Samuel) Lai
Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

