Form 10-Q
period 2023-03-31
Ajia Innogroup Holdings, Ltd.
filed 2023-05-22
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 19, 2023, the Company had 109,336,000 issued and outstanding shares of common stock.

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

2

AJIA INNOGROUP HOLDINGS, LTD

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AJIA INNOGROUP HOLDINGS, LTD

AJIA INNOGROUP HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND JUNE 30, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2023	June 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,642	$61,963
Accounts receivable	600	-
Deposits and prepayments	18,424	18,432
Earnest deposit	-	105,000
Other receivables	31,529	7,004

Total current assets	70,195	192,399

Non-current assets:
Plant and equipment, net	26,562	29,737
Goodwill	5,029,592	5,029,592

Total non-current assets	5,056,154	5,059,329

TOTAL ASSETS	$5,126,349	$5,251,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables and accrued liabilities	$283,193	$422,654
Accounts payable	84,370	-
Amounts due to related parties	734,153	597,192

Total current liabilities	1,101,716	1,019,846

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 109,336,000 and 109,225,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	109,336	109,225
Additional paid-in capital	5,424,934	5,358,445
Accumulated other comprehensive income	1,974	3,436
Accumulated deficit	(1,390,799)	(1,118,412)
	4,145,446	4,352,695
Non-controlling interest	(120,813)	(120,813)
Total shareholders’ equity	4,024,633	4,231,882

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,126,349	$5,251,728

See accompanying notes to unaudited condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended March 31,		Nine Months ended March 31,
	2023	2022	2023	2022

Revenues, net	$21,518	$27,121	$275,945	$88,050

Cost of revenue	(2,021)	(1,881)	(202,457)	(14,990)

Gross profit	19,497	25,240	73,488	73,060

Operating expenses
Professional fee	10,062	20,297	48,870	70,652
General and administrative	195,529	46,757	351,116	140,014
Total operating expenses	205,591	67,054	399,986	210,666

LOSS FROM OPERATIONS	(186,094)	(41,814)	(326,498)	(137,606)

Other income:
Foreign exchange gain	1,345	-	1,345	-
Government subsidy	14,389		52,753	-
Interest income	2	-	13	10
Total other income	15,736	-	54,111	10

LOSS BEFORE INCOME TAXES	(170,358)	(41,814)	(272,387)	(137,596)

Income tax expense	-	-	-	-

NET LOSS	(170,358)	(41,814)	(272,387)	(137,596)

Comprising:
Net loss attributable to non-controlling interest	-	89	-	708

Net loss attributable to Ajia Innogroup Holdings Ltd. shareholders	(170,358)	(41,903)	(272,387)	(138,304)

NET LOSS	$(170,358)	$(41,814)	$(272,387)	$(137,596)

Other comprehensive income (loss) :
- Foreign currency translation gain (loss)	2,621	1,146	(181)	4,277
- Release of foreign currency translation upon sale of a subsidiary	-	-	(1,281)	-

COMPREHENSIVE LOSS	$(167,737)	$(40,668)	$(273,849)	$(133,319)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	109,333,600	101,120,000	109,244,522	101,120,000

See accompanying notes to unaudited condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(272,387)	$(137,596)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,824	183
Impairment of earnest deposit	105,000	-
Stock-based compensation	21,600	-
Gain on disposal of a subsidiary	(30,809)	-
Change in operating assets and liabilities:
Accounts receivable	(600)	-
Accounts payable	84,370	-
Deposits, prepayments and other receivables	(24,525)	(27,434)
Other payables and accrued liabilities	(64,629)	80,893
Net cash used in operating activities	(169,156)	(83,954)

Cash flows from investing activities:
Purchase of plant and equipment	(9,707)	(154)
Cash from disposal of a subsidiary	(304)	-
Cash from acquisition of a subsidiary	-	3,064
Net cash (used in) provided by investing activities	(10,011)	2,910

Cash flows from financing activities:
Advances from a director	136,961	115,803
Net cash provided by financing activities	136,961	115,803

Effect of exchange rate changes on cash and cash equivalents	(115)	4,301

Net change in cash and cash equivalents	(42,321)	39,060

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	61,963	1,120

CASH AND CASH EQUIVALENT, END OF PERIOD	$19,642	$40,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

		Equity attributable to Ajia Innogroup Holdings, Ltd.
						Accumulated
					Additional	other		Non-	Total
	Preferred stock		Common stock		paid-in	comprehensive	Accumulated	controlling	stockholders’
	shares	Amount	shares	Amount	capital	income (loss)	deficit	interest	equity (deficit)
Balance as of July 1, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Acquisition of a subsidiary	-	-	-	-	-		-	36,841	36,841
Net loss for the period	-	-	-	-	-	-	(60,493)	(12,849)	(73,342)
Foreign currency translation adjustment	-	-	-	-	-	559	-	-	559
Balance as of September 30, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(3,809)	$(889,990)	$24,624	$(264,504)

Net loss for the period	-	-	-	-	-	-	(35,908)	13,468	(22,440)
Foreign currency translation adjustment	-	-	-	-	-	2,572	-	-	2,572
Balance as of December 31, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(1,237)	$(925,898)	$38,092	$(284,372)

Net loss for the period	-	-	-	-	-	-	(41,903)	89	(41,814)
Foreign currency translation adjustment	-	-	-	-	-	1,146	-	-	1,146
Balance as at March 31, 2022	1,000	$1	101,120,000	$101,120	$503,550	$(91)	$(967,801)	$38,181	$(325,040)

Balance as of July 1, 2022	1,000	$1	109,225,000	$109,225	$5,358,445	$3,436	$(1,118,412)	$(120,813)	$4,231,882

Disposal of a subsidiary	-	-	-	-	-	(1,281)	-	-	(1,281)
Net loss for the period	-	-	-	-	-	-	(15,570)	-	(15,570)
Foreign currency translation adjustment	-	-	-	-	-	2,195	-	-	2,195
Balance as of September 30, 2022	1,000	$1	109,225,000	$109,225	$5,358,445	$4,350	$(1,133,982)	$(120,813)	$4,217,226

Issuance of common shares	-	-	75,000	75	44,925	-	-	-	45,000
Net loss for the period	-	-	-	-	-	-	(86,459)	-	(86,459)
Foreign currency translation adjustment	-	-	-	-	-	(4,997)	-	-	(4,997)
Balance as of December 31, 2022	1,000	$1	109,300,000	$109,300	$5,403,370	$(647)	$(1,220,441)	$(120,813)	$4,170,770

Issuance of common shares	-	-	36,000	36	21,564	-	-	-	21,600
Net loss for the period	-	-	-	-	-	-	(170,358)	-	(170,358)
Foreign currency translation adjustment	-	-	-	-	-	2,621	-	-	2,621
Balance as of March 31, 2023	1,000	$1	109,336,000	$109,336	$5,424,934	$1,974	$(1,390,799)	$(120,813)	$4,024,633

See accompanying notes to unaudited condensed consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

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

In the opinion of management, the consolidated balance sheet as of June 30, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2023 or for any future period.

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

The Company experienced a net loss of $272,387 for the nine months ended March 31, 2023 and incurred an accumulated deficit of $1,390,799 as of March 31, 2023. The continuation of the Company as a going concern through March 31, 2024 is dependent upon the continued financial support from its stockholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment at least annually in accordance with the provisions of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”). Under ASC 350, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill. There has been no impairment charge for the periods presented.

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

The Company recognizes revenues from the sales of its services, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the nine months ended March 31, 2023 and 2022. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiaries operating in Hong Kong maintained their books and records in their local currency, Hong Kong Dollars (“HK$”), which is their functional currency, being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective period:

	March 31, 2023	March 31, 2022
Period-end HK$:US$1 exchange rate	7.8499	7.8308
Period average HK$:US$1 exchange rate	7.8784	7.7911
Period-end RMB:US$1 exchange rate	N/A	6.3444
Period average RMB:US$1 exchange rate	N/A	6.4061

•	Related parties

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

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	March 31, 2023	June 30, 2022
At cost:
Computer equipment	$1,291	$1,291
Computer software	49,403	39,731
Furniture and fixtures, at cost	2,191	2,191
Foreign translation difference	(250)	(268)
	52,635	42,945
Less: accumulated depreciation	(25,944)	(13,120)
Less: foreign translation difference	(129)	(88)
	$26,562	$29,737

Depreciation expense for the three months ended March 31, 2023 and 2022 were $4,207 and $64, respectively.

Depreciation expense for the nine months ended March 31, 2023 and 2022 were $12,824 and $183, respectively.

NOTE 6 – AMOUNTS DUE TO RELATED PARTIES

As of March 31, 2023 and June 30, 2022, amounts due to related parties represented salary payables and temporary advances made by a director of the Company, Ms. WAN Yin Ling, and shareholders of the Company, Mr. WONG Bik Chun and Mr. POON Wai Han, which were unsecured, interest-free and repayable on demand.

NOTE 7 – INCOME TAXES

The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

AJIA is registered in the State of Nevada and is subject to the tax laws of United States of America with the U.S. corporate tax rate of 21%. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

For the nine months ended March 31, 2023 and 2022, there was no operating income. and accordingly, no tax expense arising. A full valuation allowance has been provided against the deferred tax assets of $271,028, on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $1,290,610 as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, SRL is not subject to tax on income.

Hong Kong

ACHL, ACSL and UPL are subject to Hong Kong tax regime. For the nine months ended March 31, 2023 and 2022, no provision for Hong Kong Profits Tax is provided for, since the Company did not derive assessable profits from Hong Kong under its applicable tax law. A full valuation allowance has been provided against the deferred tax assets of $77,002, on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $466,677. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the nine months ended March 31, 2023 and 2022 are as follows:

	Nine months ended March 31,
	2023	2022

Loss before income taxes	$(71,583)	$(137,036)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(11,811)	(22,611)
Non-deductible items	2,192	-
Non-taxable and deductible item	(5,245)	-
Net operating loss carry forward	14,864	22,611

Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$271,028	$222,065
– Hong Kong	77,002	62,137
– The PRC	-	7,702
Total deferred tax assets	348,030	291,904
Less: valuation allowance	(348,030)	(291,904)
Net deferred tax assets	$-	$-

As of March 31, 2023, the Company incurred an aggregate of $1,757,287 of net operating loss carryforwards available to offset its future taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $348,030 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the period ended March 31, 2023, the valuation allowance increased by $56,126, primarily relating to net operating loss carryforwards.

NOTE 8 – STOCKHOLDERS’ DEFICIT

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. As of March 31, 2023, one thousand shares of preferred stock have been issued and outstanding.

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

On January 6, 2023, the Company issued 36,000 shares of common stock at the price of $0.6 per share to compensate certain directors in rendering services to the Company.

As of March 31, 2023 and June 30, 2022, the Company had a total of 109,336,000 and 109,225,000 shares of its common stock issued and outstanding.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

During the nine months ended March 31, 2023, amount due to related parties totaled $734,153, comprising amounts due to its director and shareholders, which are interest-free and repayable on demand.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 10 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

	Three Months ended March 31, 2023			March 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$17,821	77.80%	Total:	$-

	Three Months ended March 31, 2022			March 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$15,000	55.30%		$-
Customer B	10,000	36.80%		-

Total:	$25,000	92.16%	Total:	$-

	Nine Months ended March 31, 2023			March 31, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$67,324	24.4%	Total:	$-

	Nine Months ended March 31, 2022			March 31, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$40,000	45.43%		$-
Customer B	30,000	34.07%		-

Total:	$70,000	79.50%	Total:	$-

These customers are located in Hong Kong.

(b) Major vendors

	Three Months ended March 31, 2023			March 31, 2023
Vendors	Cost of revenue	Percentage of cost of revenue		Accounts payable

Vendor A	$1,424	11.9%	Total:	$38,956

	Nine Months ended March 31, 2023			March 31, 2023
Vendors	Cost of revenue	Percentage of cost of revenue		Accounts payable

Vendor A	$112,117	55.4%	Total:	$38,956

For the three months and nine months ended March 31, 2022, no single vendor accounts for 10% or more of the Company’s cost of revenue.

The vendor is located in Hong Kong.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, there were no commitments and contingencies involved.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023 up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Investors can only purchase equity solely in Ajia Innogroup Holdings Ltd. which owns the majority equity interests in our Operating Subsidiaries.

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

By end of September 2022, we disposed of our operation in the PRC, and operate primarily from our Hong Kong based subsidiaries. Apart from customary business laws and regulations, the PRC government does not regulate the catering, services and total solutions for restaurants business industry. The PRC government may, however, from time to time institute rules and regulations on such businesses which makes it difficult or impossible for us to operate successfully, if at all, in the PRC. Please see the section on “Risk Factors” for further details.

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

Number of Employees

The Company has approximately 7 full time employees at ACSA and 6 employees and IT support personnel working with Easy Picture application. We have no other significant employees other than our officers and directors and one employee who is responsible for the accounting and general administrative matters. In addition, the Company outsources its financial and management matters to various management consultants during the year. We intend to increase the size of our management team and hire additional employees in the future to manage the continued growth of our company and to increase our sales force and marketing efforts.

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

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. As of the date of our Annual Report on Form 10-K, and as amended, J&S Associate, our auditor, is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021.

Results of Operations

Comparison for the Three Months Ended March 31, 2023 and 2022

As of March 31, 2023, we suffered from a working capital deficit of $1,031,521. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the three months ended March 31, 2023, compared to March 31, 2022:

	Three months ended March 31,
	2023	2022

Revenue	$21,518	$27,121
Cost of revenue	(2,021)	(1,881)
Gross profit	19,497	25,240
General and administrative expenses	(195,529)	(46,757)
Professional fees	(10,062)	(20,297)
Loss from operation	(186,094)	(41,814)
Total other income	15,736	-
Income tax expense	-	-
NET LOSS	$(170,358)	$(41,814)

Revenues

During the three months ended March 31, 2023, we have derived income of $21,518 (2022: $27,121). This decrease was primarily due to an overall decrease in revenue generated from provision of catering member service solutions and service.

Cost of revenue

The Company’s cost of revenue for the three months ended March 31, 2023 is $2,021 and for the three months ended March 31, 2022 is $1,881. This increase was primarily due to an overall increase in cost directly related to provision of catering member service solutions and service after acquisition of UPL.

General and administrative expenses

The Company’s general and administrative expenses for the three months ended March 31, 2023 is $195,529 and for the three months ended March 31, 2022 is $46,757. This increase is mainly due to the increase in impairment of earnest deposit, stock-based compensation and business service fee.

Professional fees

The Company’s professional fees for the three months ended March 31, 2023 is $10,062 and for the three months ended March 31, 2022 is $20,297.

Loss from operation

During the three months ended March 31, 2023 and 2022, the Company recorded loss from operation of $186,094 and $41,814, respectively. This increase is mainly due to the increase in general and administrative expenses.

Net loss

During the three months ended March 31, 2023 and 2022, the Company recognized net losses of $170,358 and $41,814, respectively arising from the above.

Comparison for the Nine Months Ended March 31, 2023 and 2022

	Nine months ended March 31,
	2023	2022

Revenue	$275,945	$88,050
Cost of revenue	(202,457)	(14,990)
Gross profit	73,488	73,060
General and administrative expenses	(351,116)	(140,014)
Professional fees	(48,870)	(70,652)
Loss from operation	(326,498)	(137,606)
Total other income	54,111	10
Income tax expense	-	-
NET LOSS	$(272,387)	$(137,596)

Revenues

During the nine months ended March 31, 2023, we have derived income of $275,945 (2022: $88,050). This increase was primarily due to an overall increase in revenue generated from the provision of catering member service solutions and service after acquisition of UPL. Management anticipates revenues to continue to grow as the revenue trends are positive month over month.

Cost of revenue

The Company’s cost of revenue for the nine months ended March 31, 2023 is $202,457 and for the nine months ended March 31, 2023 is $14,990. This increase was primarily due to an overall increase in cost directly related to provision of catering member service solutions and service after acquisition of UPL.

General and administrative expenses

The Company’s general and administrative expenses for the nine months ended March 31, 2023 is amounted to $351,116 and for the nine months ended March 31, 2022 is amounted to $140,014. This increase is mainly due to the increase in impairment of earnest deposit, stock-based compensation and increase in business service fee.

Professional fees

The Company’s professional fees for the nine months ended March 31, 2023 is amounted to $48,870 and for the nine months ended March 31, 2022 is amounted to $70,652.

Loss from operation

During the nine months ended March 31, 2023 and 2022, the Company recorded loss from operation of $326,498 and $137,606, respectively. This increase is mainly due to the increase in general and administrative expenses.

Net Loss

During the nine months ended March 31, 2023 and 2022, the Company reported net loss of $272,387 and $137,596, respectively arising from the above.

Liquidity and Capital Resources

At March 31, 2023, we had total current assets of $70,195 which consist of $19,642 in cash and cash equivalents, $600 in accounts receivables, $18,424 in deposits and prepayment, and $31,529 in other receivables We had total current liabilities of $1,101,716, which consist of $734,153 due to related parties, $84,370 in account payables and $283,193 in other payables and accrued liabilities.

At June 30, 2022, we had total current assets of $192,399 which consist of $61,963 in cash and cash equivalents, $25,436 in prepayments and other receivables and $105,000 in earnest deposit. We had total current liabilities of $1,019,846, which consist of $597,192 due to a related party and $422,654 in other payables and accrued liabilities.

	Nine months ended March 31,
	2023	2022

Net cash used in operating activities	$(169,156)	$(83,954)
Net cash (used in) provided by investing activities	(10,011)	2,910
Net cash provided by financing activities	136,961	115,803

Net Cash Used In Operating Activities.

For the nine months ended March 31, 2023, net cash used in operating activities was $169,156, which consisted primarily of a net loss of $272,387, a decrease in other payables and accrued liabilities of $64,629, an increase in prepayments and other receivables of $24,525, increase in accounts receivables of $600 and gain on disposal of a subsidiary of $30,809. These were reduced by non cash items such as depreciation of plant and equipment of $12,824 and impairment on earnest deposit of $105,000, stock-based compensation of $21,600 and an increase in accounts payable of $84,370.

For the nine months ended March 31, 2022, net cash used in operating activities was $83,954, which consisted primarily of a net loss of $137,596 and an increase in prepayments and other receivables of $27,434, offset by non cash item, depreciation of plant and equipment of $183, and an increase other payables and accrued liabilities of $80,893.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash (Used In) Provided By Investing Activities.

For the nine months ended March 31, 2023, net cash used in investing activities was $10,011, which consisted primarily of cash outflow from disposal of a subsidiary of $304 and purchases of plant and equipment of $9,707.

For the nine months ended March 31, 2022, net cash provided by investing activities was $2,910, which consisted from net cash inflow from acquisition of a subsidiary of $3,064 and offset by purchase of plant and equipment of $154.

Net Cash Provided By Financing Activity.

For the nine months ended March 31, 2023, net cash provided by financing activity was $136,961, consisting primarily of advances from a director.

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

Going Concern

We have incurred net loss since our inception on March 19, 2014 through March 31, 2023 and have completed only the preliminary stages of our business plan. We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2022 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

See Note 4 to our unaudited condensed consolidated financial statements, included in Part I, Item 1, Financial Information for this quarterly report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include but are not limited to accounting for depreciation and amortization, current and deferred income taxes, deferred costs, accruals and contingencies, carrying value of goodwill and intangible assets, collectability of notes receivable, the fair value of common stock and the estimated fair value of stock options and warrants. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended June 30, 2022, as amended. Management believes that there have been no changes in our critical accounting policies during the fiscal quarter ended March 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023.  In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

During the year ended June 30, 2022 and the period ended March 31, 2023, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1 Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2. We did not implement appropriate information technology controls - As at June 30, 2022 and March 31, 2023, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting subsequent to the fiscal quarter ended March 31, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AJIA INNOGROUP HOLDINGS LTD.

Dated: May 22, 2023	By:	/s/ Wong Kwai Lam
Wong Kwai Lam, Chief Executive Officer (Principal Executive Officer)

Dated: May 22, 2023	By:	/s/ Wai Hing (Samuel) Lai
Wai Hing (Samuel) Lai, Chief Financial Officer (Principal Financial and Accounting Officer)

