Form 10-K
period 2023-06-30
Ajia Innogroup Holdings, Ltd.
filed 2024-02-15
CIK 1650739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $55,761,360 based upon the price ($0.51) at which the common stock was last sold as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of January 23, 2024, the registrant had 109,336,000 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Ajia Innogroup Holdings, Ltd.

INTRODUCTORY NOTES

Use of Terms

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

PART I

Item 1. Business

Doing Business in China and Hong Kong Corporate Overview

Ajia Innogroup Holdings Ltd. is a Nevada holding company that operates its business in Hong Kong through its subsidiaries (collectively the “Operating Subsidiaries”). Investors in our ordinary shares should be aware that they are not permitted to directly hold equity interests in the Chinese operating entities. Investors can only purchase equity in Ajia Innogroup Holdings Ltd. which owns the majority equity interests in our Operating Subsidiaries.

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

Additionally, as more stringent criteria have been imposed by the SEC and the PCAOB, recently, our securities may be prohibited from trading if our auditor cannot be fully inspected. As of the date of the report, J&S Associate PLT (formerly known as J & S Associate), our auditor, is not subject to the determinations as to the inability to inspect or investigate registered firms completely as announced by the PCAOB on December 16, 2021. The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering.

As of September 2022, we have disposed of our operation in the PRC, and operate primarily from our Hong Kong based subsidiaries. Current PRC regulations permit PRC Subsidiaries to pay dividends through subsidiaries in Hong Kong, but only out of accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each PRC Subsidiary is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As of the date of the Report, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure since at least July 1, 2020. From inception to disposal our PRC Subsidiary did not transfer cash or assets to the Company, including by way of dividends. Additionally, no transfers, dividends, or distributions have been made to our U.S. investors. Although we have not relied on our Hong Kong subsidiary for dividends or other distributions in the past, in the event that our Hong Kong subsidiary was to issue dividends or distribution of cash or earnings in the future, our Hong Kong subsidiary may become subject to the applicable PRC foreign currency control.

The Company does not currently plan or anticipate transferring cash or other assets from our operations in Hong Kong to our parent company or U.S. investors. However, there are currently no restrictions on our ability to transfer cash or distribute earnings among our Hong Kong subsidiary and our parent company and U.S. investors, if needed. Currently, cash can be transferred between our holding company and subsidiaries through intercompany fund advances. To the extent cash is generated in our Hong Kong Subsidiary and may need to be used to fund operations outside of mainland Hong Kong, currently such funds would be available to the Company. However, if certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future were to become applicable to our Hong Kong Subsidiary in the future, and to the extent cash is generated in our Hong Kong subsidiary and to the extent assets (other than cash) in our business are located in Hong Kong or held by a Hong Kong entity and may need to be used to fund operations outside of Hong Kong, such funds or assets may not be available due to interventions in or the imposition of restrictions and limitations on the ability of us and our subsidiaries to transfer funds or assets by the PRC government.

To date, there have not been any such dividends or other distributions from our Hong Kong or previous PRC Subsidiary to any entity located outside of mainland China. However, as of the date of this Report, we do not believe that there is any current restriction on our ability to transfer cash or distribute earnings to our parent company and U.S. investors.

To be certain, there can be no assurance that the PRC government will not intervene or impose restrictions on our ability, in the future, to transfer or distribute cash within our organization, which could result in an inability or prohibition on making transfers or distributions to entities outside of mainland China and Hong Kong, this would adversely affect our business. Notwithstanding the foregoing, limitations currently imposed by the PRC government as described hereto do not impact our or our subsidiaries’ ability to transfer cash or distribute earnings to our parent company and U.S. investors

For a detailed description of risks related to doing business in China, see “Risk Factors - Risks Related to Doing Business in China.

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

In September 2017, the Company began exploring a business plan for a sales system for food and beverage products, also sometimes referred to as a catering integration system. The system consists of a website and app which offers menu and ordering systems for end users, which predominantly consists of restaurants and food vendors. We generate revenue from the licensing of our sales system and we provide all necessary training to restaurant staff, system maintenance and updates. In addition, the Company provides system development consulting and training services.  The sales system for food and beverage products through the website and app is no longer being pursued. The management is still concentrating in the business of catering services.  This is because Hong Kong is a densely populated city and catering services are still in high demand.  As such, the management is looking for opportunities to inject certain businesses of restaurants and fast food shop.

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

On December 1, 2017, the Company acquired a ten percent (10%) ownership interest with Guangzhou Renhai Network Technology Co., in exchange for 3,000,000 shares of its common stock at a value of $128,700, the purpose of which is to improve the marketability and market penetration of Alipay Network Technology Co., Ltd. (“Alipay”) collection code system. As a part of the agreement, the Company was to share 10% of expenses and profit on the Project.

Effective February 9, 2018, the Board accepted the resignation of Jeffrey S. Firestone from his position as Vice President and director of the Company.

On April 25, 2018, the Company announced that its wholly owned subsidiary, Guangzhou Shengjia Trading Co., Ltd. of Guangzhou, China (“Shengjia”) has entered into an agreement with Guangzhou Renhai Network Technology Co., Ltd. (“Renhai”) in which Shengjia would replace its 10% interest in the Alipay payment code business development project (“Alipay Project”), with a 30% interest of Renhai’s new China Mobile project. Renhai has reached an agreement with China Mobile Communications Corporation (“China Mobile”) whereby Renhai and China Mobile were to sign an agreement appointing Renhai as one of China Mobile’s marketers in promoting China Mobile’s business products for the period from April 1, 2018 to September 30, 2018.

Nevertheless, even with the above remedies, the returns from the projects were not satisfactory to the Company’s management and are far below the estimations made from Renhai to the Company. In this regard, on December 28, 2018, both parties agreed that the agreements between Shengjia and Renhai are rescinded and voided. Renhai shall return the Company’s 3,000,000 shares to the Company for cancellation and the Company shall return all the incomes previously received from Renhai. The Company cancelled these 3,000,000 shares of common stock on December 28, 2018.

On July 28, 2018, the Company issued a convertible promissory note in the amount of $300,000.00 to Full Yick International Ltd. Pursuant to the terms, the convertible promissory note was convertible into 93,750,000 common shares of the Company at $0.0032 per share on July 31, 2019. On or about August 9, 2019, Full Yick International Ltd. exercised their option to convert the $300,000.00 note into 93,750,000 common shares of the Company, which constitutes approximately 92.8% of the issued and outstanding common shares of the Company, and instructed the Company to issue the shares to approximately 84 shareholders. Of those approximately 84 shareholders, the largest, Full Yick International, Ltd. holds 12,038,723 shares, or approximately 11.9% of the issued and outstanding shares of the Company. There are no arrangements between the members of the former and new control groups and their associates with respect to election of directors or other matters.

On September 20, 2019, Mr. Kin Chung (Ken) Tam was appointed as a member of the Board of Directors (the “Board”) of the Company’s Executive directors. Mr. Hung Hin Samuel Leung and Mr. Kwok Fai (Thomas) Yip were appointed as members of the Board of the Company’s Independent and Non-executive directors - Audit committee. On September 20, 2019, Ms. Sin Kei Stella Hui and Mr. Shun Ching (Dickson) Wong resigned as members of the Board of the Company.

On March 30, 2020, Splendor Radiant Limited (“SRL”), a wholly-owned subsidiary of the Company entered into a Memorandum of Understanding (“MOU”) with Allied Precision Medicine Consultants Limited (“Allied”), a Hong Kong corporation, in which the Parties have committed to jointly promote stem cell products and services in Hong Kong and Macau. Ajia had initially issued 100,000 shares of its common stock to Allied to acquire 50% sharing of the profits in this project. The Board was then to appoint an independent third party to carry out due diligence and valuation of the project and, based upon the recommendation of this valuation report, the Board was to issue additional common shares of Ajia to Allied as fair consideration and compensation to acquire 50% profit sharing interest in the project. The project has not yet commenced, as the valuation and due diligence was not yet completed.

On September 28, 2020, Mr. Kwok Fai YIP, Thomas (Mr. Yip) resigned as a member of our Board of Directors of the Company’s Independent and Non-executive directors - Audit committee. Concurrently, Mr. Yip was appointed as the Company’s Executive Director and Vice Chairman. Mr. Yip’s position as the Company’s Independent and non-executive director was immediately replaced by Ms. Kiu Chung Jacqueline Tang (Ms. Tang), who was formerly engaged as the Company’s Chief Operating Officer (“COO”). Ms. Tang resigned from the position of COO concurrently with this appointment.

On November 17, 2020, subsequent to our year end, Mr. Zhi Qiang Liang resigned as Chief Executive Officer and Mr. Yip was appointed as Chief Executive Officer.

On October 16, 2020, Splendor Radiant Limited entered into a joint venture agreement with its strategic partner, Mr. Tsz Man (Eric) Ngan. Both parties agreed to establish a joint venture relationship in order to collaborate to form a company, Ajia Corporate Systems Architecture Solution Limited (“ACSA”) in which Splendor Radiant owns 51% of the shares. ACSA has planned to acquire or become business partner in insurance and finance industries, which includes licensed insurance brokerage, trust servicing consulting team and licensed money lender in Hong Kong. ACSA has owned 51% in Tangent Asia Pacific Finance Ltd (“TAPF”), a licensed money lender in Hong Kong and was willing to develop money lending in Hong Kong and globally. TAPF was focused on the money lending business on second mortgage on property market and lending on crypto assets as collateral that seeks for 8% to 10% return on principle per annum. The Company believed that the finance business in Hong Kong was profitable and had great potential because of the increasing demand for lending on second mortgages on property and cryptocurrency assets. During the year ended June 30, 2022, however, the Company disposed TAPF.

In June 2021, ACSA purchased 51% shares of Jia Yu Insurance Finance limited (“JYIF”), which is a licensed Insurance brokerage firm in Hong Kong. JYIF’s primary role is to provide local lump sum universal life, annuity assurance and offshore insurance products both life and non-life, which include compliant US PPLI, UL, and IUL policies, to designated clients for asset growth purposes with tax compliant solutions. There is a growing need and demand for Asian clients to purchase compliant PPLI, UL, and IUL policies in order to receive tax benefits and investment returns, and these products are becoming increasingly popular. The Company utilizes Hong Kong as a hub to organize US PPLI, UL, and IUL policies for high-net-worth clients from China, Japan, Taiwan, Korea, Thailand, and Indonesia. PPLI, IUL, and UL policies are increasingly in demand, and the Company has a professional technical team as well as US lawyers and tax advisors on hand to service these clients as a one-stop shop for all their insurance needs. During the year ended June 30, 2022, the Company disposed of its 51% equity interest and resulted with a loss of $161,559.

In 2021, Guangzhou Shengjia Trading Co., Ltd (“GST”), a subsidiary of AJIA, aimed to provide back-end support on a project called “Easy Picture Mobile Application” (“Easy Picture”). Easy Picture is an application for mobile photos software for end customers who want to take qualified photos to apply for visas to China. Easy Picture is an accessible cost saving application offering user-friendly interface. GST has signed an agreement with a travel agency to use this Easy Picture App, however, execution of the business has been delayed and GST was disposed of on September 1, 2022.

In June 2022, the Company purchased 100% shares of Union Passenger Limited (“UPL), a company incorporated in Hong Kong. According to the acquisition agreement, the Company will appoint UPL as its exclusive partner for the promotion of Company’s catering, services and total solutions for restaurants in Asia (“Products”). The Company shall share 100% of the profits and losses of the offering of Products to third party customers which are introduced by UPL. In July 2023, the Company had mutually agreed to terminate the joint venture cooperation with UPL, and shareholders Ms. Bik Chun Wong and Ms. Wai Han Poon shall be required to return the 8,000,000 shares previously issued to them for cancellation.  The cancellation of shares remain pending as of to date.

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

Guangzhou Shengjia Trading Co., Ltd was disposed of on September 1, 2022.

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

Investors can only purchase equity solely in Ajia Innogroup Holdings Ltd. which owns the majority equity interests in our Operating Subsidiaries.

Business Plan

On July 23, 2023, resolution was passed due to the business results of the business held under Union Passenger in all material time were far behind the forecasts provided by the management of Union Patron, despite that Hong Kong has substantially recovered from COVID-19 virus outbreak and there is no improvement on the recent business result. The Company has therefore discussed with the management team of Union Passenger and Union Patron and achieved an agreement with them that the joint venture cooperation under Union Passenger be terminated effective from June 30, 2023 and shareholders Ms. Bik Chun Wong and Ms. Wai Han Poon shall be required to return their shares to the Company for cancellation.

The management is still concentrating in the business of catering services.  This is because Hong Kong is a densely populated city and catering services are still in high demand.  As such, the management is looking for opportunities to inject certain businesses of restaurants and fast food shop.

Principal Products, Services and Their Markets

During the year ended June 30, 2023, our business plan consisted of the following two primary segments: 1) the sales and licensing of our point of sales system for food and beverage products also sometimes referred to as a catering integration system, which we offer in Hong Kong, 2) appoint UPL as its exclusive partner for the promotion of Company’s catering, services and total solutions for restaurants in Asia.

Subsequent to the year end, we decided to terminate our efforts in UPL business and are solely focused on promotion of Company’s catering, services and total solutions for restaurants in Asia.

Status of Publicly Announced New Products or Services

Ajia currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Position in the Industry

Ajia is now solely focused on promotion of Company’s catering, services and total solutions for restaurants in Asia. As such, the management is looking for opportunities to inject certain businesses of restaurants and fast food shop.

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

Governmental Controls, Approval and Licensing Requirements

As of September 2022, we have disposed of our operation in the PRC, and operate primarily from our Hong Kong based subsidiaries. Apart from customary business laws and regulations, the PRC government does not regulate the industries in which we operate. The PRC government may, however, from time to time institute rules and regulations on such businesses which makes it difficult or impossible for us to operate successfully, if at all, in the PRC. Please see the section on “Risk Factors” for further details.

Other than as mentioned above, we are unaware of any government regulations that are directly affecting our business.  However, as we grow, our business activities may become subject to various governmental regulations in different countries in which we operate, including regulations relating to: various business/investment approvals; trade affairs, including customs, import and export control; competition and antitrust; anti-bribery; advertising and promotion; intellectual property; consumer and business taxation; foreign exchange controls; personal information protection; labor; human rights; conflict; occupational health and safety; environmental; and recycling requirements.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities and have no plans to undertake any research or development in the future.

Cash Management Systems

We have no cash management policies that dictate how funds are transferred.

Number of Employees

The Company has approximately five staffs. We have no other significant employees other than our officers and directors, one employee who is responsible for the accounting and general administrative matters and three employee general support and business development project.

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

On December 28, 2021, the Cyberspace Administration of China jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which will took effect on February 15, 2022 and replaced the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country. Given that: (i) we do not possess personal information on more than one million users in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities, we would not be required to apply for a cybersecurity review under the Measures for Cybersecurity Review (2021).

Our PRC subsidiary was disposed of on September 1, 2022 and we do not believe the Company or its PRC subsidiary are or will become subject to enhanced cybersecurity review or investigation. Further, while  we continue to have operations in Hong Kong through the Hong Kong subsidiaries, we believe that our operations are not affected by this since these statements and regulatory actions are new, it is highly uncertain how soon the legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any. It is also highly uncertain what the potential impacts of such modified or new laws and regulations will have on our business operations, its ability to accept foreign investments and the listing of our Shares on a U.S. or other foreign exchanges. If certain PRC laws and regulations were to become applicable to a company such as ours in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition and results of operations and our ability to offer or continue to offer securities to investors, any of which may cause the value of our securities, including our common  Shares, to significantly decline or become worthless.

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

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. As of the date of this Annual Report on Form 10-K, J&S Associate PLT (formerly known as J & S Associate), our auditor, is not subject to the determinations as to the inability to inspect or investigate registered firms completely announced by the PCAOB on December 16, 2021.

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

•

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations. For more details, see “Risk Factors – General Risks Related to Doing Business in China - There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.”

•

We may rely on dividends and other distributions on equity paid by Hong Kong subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC and Hong Kong subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business. See “Risk Factors – General Risks Related to Doing Business in China - Dividends and Other Distributions to U.S. Investors and Tax Consequences”

•

To the extent cash in the business is in PRC, Hong Kong or a Hong Kong entity, funds may not be available to fund operations or for other use outside of Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of the Company and its subsidiaries by the PRC government to transfer cash. See “Risk Factors – General Risks Related to Doing Business in China - Transfers of Cash to and from our Subsidiaries in Hong Kong”

RISKS ASSOCIATED WITH OUR BUSINESS

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

We were incorporated on March 19, 2014, and we have not fully developed our proposed business operations and have realized limited revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss for the years ended June 30, 2023 and 2022, was $253,871 and $412,837, respectively, most of which is for general and administrative expenses and professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to raise capital if needed, to attract customers who will use our services, and to generate revenue through the sale of our services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and generating limited revenues. We cannot guarantee that we will be successful in generating revenues in the future. In the event the Company is unable to generate revenues, it may be required to seek additional funding. Such funding may not be available or may not be available on terms which are beneficial and/or acceptable to the Company. In the event the Company cannot generate sufficient revenues and/or secure additional financing, the Company may be forced to cease operations and investors will likely lose some or all of their investment in the Company.

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

We have no source of capital that has been identified or sought. As a result, we do not have an alternate source of funds. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favourable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

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

We possess minimal capital and must limit the amount of marketing we can perform with respect to our services. We feel we require a minimum of $300,000 over the next 12 months to continue operations and carry out our business plan. Our limited marketing activities may not attract enough clients to generate sufficient revenue to operate profitably, expand our services, implement our business plan or continue operating our business. Our limited marketing capabilities may have a negative effect on our business and may cause us to limit or cease our business operations which could result in investors losing some or all of their investment in the Company.

If our estimates related to future expenditures are erroneous or inaccurate, our business will fail and you could lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of our future cost expenditures for legal and accounting services (including those we expect to incur as a publicly reporting company), for website marketing and development expenses, and for administrative expenses, which management estimates to be approximately $300,000 over the next twelve months. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able to carry out our business plan, which could result in the failure of our business and the loss of your entire investment.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Transfers of Cash to and from our Subsidiaries; We may not be able to obtain certain benefits under relevant tax treaties on dividends paid by our subsidiaries to us through our Hong Kong subsidiary.

We are a US company with subsidiaries incorporated under the laws of Hong Kong (former operations in PRC have been disposed of as of September 1, 2022). We are not a Chinese operating company. The Company’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by our subsidiaries. If any of our subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to the Company. In addition, our subsidiaries are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies. We have never paid any dividends and do not intend to as of the date of this Report. Pursuant to the PRC Enterprise Income Tax Law, a withholding tax rate of 10% currently applies to dividends paid by a PRC “resident enterprise” to a foreign enterprise investor, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for preferential tax treatment. Pursuant to the Arrangement between the Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, such withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC enterprise. Furthermore, the Administrative Measures for Non-Resident Enterprises to Enjoy Treatments under Tax Treaties, which became effective in August 2015, require non-resident enterprises to determine whether they are qualified to enjoy the preferential tax treatment under the tax treaties and file the relevant report and materials with the tax authorities. There are also other conditions for enjoying the reduced withholding tax rate, according to other relevant tax rules and regulations. As of the date of this Report, we did not record any withholding tax on the retained earnings of our subsidiaries in the PRC, as we intend to re-invest all earnings generated from our PRC subsidiaries for the operation and expansion of our business in China, and we intend to continue this practice in the foreseeable future. Should our tax policy change to allow for offshore distribution of our earnings, we would be subject to a significant withholding tax. We cannot assure you that our determination regarding our qualification to enjoy the preferential tax treatment will not be challenged by the relevant tax authority or if we will be able to complete the necessary filings with the relevant tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by our PRC subsidiaries to our Hong Kong subsidiary.

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

Dividends and Other Distributions to U.S. Investors and Tax Consequences

As of the date of this report, neither the Company nor any of its subsidiaries have paid dividends or made distributions to U.S. investors. We intend to retain most, if not all, of our available funds and any future earnings after this offering to the development and growth of our business in Hong Kong. We do not expect to pay dividends in the foreseeable future.

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

We had one subsidiary in PRC which has been inactive since July 2020 and disposed of as of September 2022; the remainder of our subsidiaries are operating in Hong Kong.  The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

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

Risk of Investing in Hong Kong: Investments in Hong Kong issuers may subject the Company to legal, regulatory, political, currency, security, and economic risk specific to Hong Kong. China is Hong Kong’s largest trading partner, both in terms of exports and imports. Any changes in the Chinese economy, trade regulations or currency exchange rates, or a tightening of China’s control over Hong Kong, including in connection with recent protests and unrest, may have an adverse impact on Hong Kong’s economy.

Risk of Investing in China: Investment exposure to China subjects the Company to risks specific to China. China may be subject to considerable degrees of economic, political and social instability. Concerns about the rising government and household debt levels could impact the stability of the Chinese economy. China is an emerging market and demonstrates significantly higher volatility from time to time in comparison to developed markets. Over the last few decades, the Chinese government has undertaken reform of economic and market practices, including recent reforms to liberalize its capital markets and expand the sphere for private ownership of property in China. However, Chinese markets generally continue to experience inefficiency, volatility and pricing anomalies resulting from governmental influence, a lack of publicly available information and/or political and social instability. Internal social unrest or confrontations with other neighboring countries, including military conflicts in response to such events, may also disrupt economic development in China and result in a greater risk of currency fluctuations, currency convertibility, interest rate fluctuations and higher rates of inflation. China has experienced security concerns, such as terrorism and strained international relations, as well as major health crises. These health crises include, but are not limited to, the rapid and pandemic spread of novel viruses commonly known as SARS, MERS, and COVID-19 (Coronavirus). Such health crises could exacerbate political, social, and economic risks previously mentioned. Additionally, China is alleged to have participated in state-sponsored cyberattacks against foreign companies and foreign governments. Actual and threatened responses to such activity, including purchasing restrictions, sanctions, tariffs or cyberattacks on the Chinese government or Chinese companies, may impact China’s economy and Chinese issuers of securities in which the Company may invest. Incidents involving China’s or the region’s security, including the contagion of infectious viruses or diseases, may cause uncertainty in Chinese markets and may adversely affect the Chinese economy. Export growth continues to be a major driver of China’s rapid economic growth. Elevated trade tensions between China and its trading partners, including the imposition of U.S. tariffs on certain Chinese goods and increased international pressure related to Chinese trade policy and forced technology transfers and intellectual property protections, may have a substantial impact on the Chinese economy. Reduction in spending on Chinese products and services, institution of additional tariffs or other trade barriers (including as a result of heightened trade tensions between China and the U.S. or in response to actual or alleged Chinese cyber activity), or a downturn in any of the economies of China’s key trading partners may have an adverse impact on the Chinese economy. The continuation or worsening of the current political climate between China and the U.S. could result in additional regulatory restrictions being contemplated or imposed on the U.S. or in China that could impact the Company’s ability to invest in certain companies. Chinese companies, including Chinese companies that are listed on U.S. exchanges, are not subject to the same degree of regulatory requirements, accounting standards or auditor oversight as companies in more developed countries, and as a result, information about the Chinese securities in which the Company may invest may be less reliable or complete. There may be significant obstacles to obtaining information necessary for investigations into or litigation against Chinese companies and shareholders may have limited legal remedies. Investments in China may be subject to loss due to expropriation or nationalization of assets and property or the imposition of restrictions on foreign investments and repatriation of capital. China has implemented a number of tax reforms in recent years and may amend or revise its existing tax laws and/or procedures in the future, possibly with retroactive effect. Changes in applicable Chinese tax law could reduce the after-tax profits of the Company, directly or indirectly, including by reducing the after-tax profits of companies in China in which the Company may invest. Uncertainties in Chinese tax rules could result in unexpected tax liabilities for the Company.

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

None.

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

Fiscal Quarter	High	Low

First Quarter (Jul. 1, 2021- Sept. 30, 2021)	$2.50	$0.75
Second Quarter (Oct. 1, 2021- Dec. 31, 2021)	$1.20	$0.60
Third Quarter (Jan. 1, 2022 - Mar. 31, 2022)	$0.60	$0.60
Fourth Quarter (Apr. 1, 2022 - Jun. 30, 2022)	$0.60	$0.60

First Quarter (Jul. 1, 2022- Sept. 30, 2022)	$0.51	$0.40
Second Quarter (Oct. 1, 2022- Dec. 31, 2022)	$0.51	$0.51
Third Quarter (Jan. 1, 2023 - Mar. 31, 2023)	$0.51	$0.51
Fourth Quarter (Apr. 1, 2023 - Jun. 30, 2023)	$0.50	$0.10

Record Holders

As of June 30, 2023, the approximate number of registered holders of our common stock was 241. As of June 30, 2023, there were 109,336,000 shares of common stock issued and outstanding and there were 1,000 shares of preferred stock issued and outstanding. There were no shares of common stock subject to outstanding warrants, and there were no shares of common stock subject to outstanding stock options.

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

On June 24, 2022, the Company issued an aggregate 8,000,000 shares of its common stock at the price of $0.6 per share to acquire 100% interest of Union Passenger Limited.

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

Comparison of the Years Ended June 30, 2023 and 2022

During the years ended June 30, 2023 and 2022, COVID-19 affected the operational and financial performance of the Company: Hong Kong, PRC, and United States national economic shutdown that was imposed to limit the spread of COVID-19. In 2023 the effect of COVID was less disruptive to our business. Both global and local markets have suffered huge public and private financial and economic losses. The closures resulting from COVID have required management to focus on making rapid decisions to protect employees, address new customers’ concerns and needs and shareholder support. Management has had to readjust and act-Resolve, Resilience, Return, Reimagination, and Reform- both in order to address to immediate crisis and to prepare for the next normal after the battle against coronavirus has been won.

As of June 30, 2023, we suffered from a working capital deficit of $1,010,776. As a result, our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders or other capital sources. Management believes that the continuing financial support from the existing shareholders and external financing will provide the additional cash to meet our obligations as they become due. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The following table sets forth certain operational data for the year ended June 30, 2023, compared to the year ended June 30, 2022:

	Years ended June 30,
	2023		2022

Revenue	$295,661	$	$112,462
Cost of revenue	(182,240)		(15,190)
Gross profit	113,421		97,272
General and administrative expenses	(5,457,434)		(448,347)
Professional fees	(57,211)		(62,286)
Loss from operation	(5,401,224)		(413,361)
Total other income	116,642		524
Income tax expense	-		-
NET LOSS	$(5,284,582)	$	$(412,837)

Revenues

During the years ended June 30, 2023 and 2022, we have derived income of $295,661 and $112,462 and derived mainly from the provision of catering member service solutions and service.

Operating Expenses

The Company’s operating expenses for the years ended June 30, 2023 and 2022 were $5,514,645 and $510,633, respectively. Operating expenses during the year ended June 30, 2023 consisted of professional fees of $57,211 and general and administrative expense $5,457,434. Operating expenses during the year ended June 30, 2022 consisted of professional fees of $62,286 and general and administrative expense $448,347.

Total Other Income

During the year ended June 30, 2023, the Company recorded total other income of $116,642, which mainly consisted of government subsidy income of $21,935, gain on disposal of subsidiary of $30,809 and reversal on overprovision of directors’ remuneration in previous year of $62,960. During the year ended June 30, 2022, the Company recorded total other income of $524, which mainly consisted of government subsidy income of $514.

Net Loss

During the years ended June 30, 2023 and 2022, the Company recognized net losses of $5,284,582 and $412,837, respectively.

Liquidity and Capital Resources

At June 30, 2023 and 2022, we had current assets of $38,445 and $192,399 which consisting of cash and cash equivalents, trade receivables, earnest deposit and prepaid expenses. At June 30, 2023 and 2022, our total current liabilities were $1,048,098 and $1,019,846 respectively consisting of account payables, other payables and accrued liabilities and due to related parties.

	Years Ended June 30,
	2023	2022
Net cash used in operating activities	$(197,332)	$(59,636)
Net cash used in investing activities	(10,030)	(122,115)
Net cash provided by financing activity	$152,890	$236,530

Net Cash Used In Operating Activities.

For the year ended June 30, 2023, net cash used in operating activities was $197,332, which consisted primarily of a net loss of $5,284,582, adjusted for non-cash items such as gain on disposal of a subsidiary of $30,809, depreciation of plant and equipment of $17,050, impairment of earnest deposit of $105,000, impairment of goodwill $5,029,592, loss on write off of fixed assets of $254 and stock-based compensation of $21,600.  The loss thereafter was further increased by an increase in account receivables of $600, an increase in other receivables of $24,586, an decrease in account payables of $26,223 and a decrease in other payables and accrued liabilities of $69,980, offset by a decrease in prepayment and deposit of $18,432 and an increase in amount due to related parties of $47,520.

For the year ended June 30, 2022, net cash used in operating activities was $59,636, which consisted primarily of a net loss of $412,837, adjusted for non-cash items such as depreciation of plant and equipment of $247, loss on disposal of a subsidiary of $161,559, stock-based compensation of $63,000.  The loss thereafter was offset by a decrease in other receivables of $374 and an increase in other payables and accrued liabilities of $128,021.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the year ended June 30, 2023, net cash used in investing activities was $10,030 consisting primarily of the purchase of property, plant, equipment of $9,726 and cash outflow from disposal of a subsidiary of $304.

For the year ended June 30, 2022, net cash used in investing activities was $122,115 consisting primarily of the cash outflow from acquisition of a subsidiary of $79,737 and cash outflow from disposal of a subsidiary of $42,378.

Net Cash Provided By Financing Activity.

For the year ended June 30, 2023, net cash provided by financing activity was $152,890 consisting of advances from the Company’s related parties of $152,890.

For the year ended June 30, 2022, net cash provided by financing activity was $236,530 consisting of advances from the Company’s related parties of $236,530.

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

The Company has never been in bankruptcy or receivership.

Office

The Company has an administrative office is located at 187 E. Warm Springs Road, Suite B307 Las Vegas, NV 89119. The telephone number is: (702) 833-9872.

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 3 to our financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Sale of Membership Subscriptions

Membership subscriptions are considered identified contracts with customers. The performance obligations for membership subscriptions are the provision of access to specific benefits and services over a defined period. This price is fixed and recognized at a point in time, the membership income is non-refundable.

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

Item 8. Financial Statements and Supplementary Data.

AJIA INNOGROUP HOLDINGS, LTD.

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AJIA INNOGROUP HOLDINGS LIMITED

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Ajia Innogroup Holdings Limited and its subsidiaries (the ‘Company’) as of June 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity, and cash flows for the years ended June 30, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced a net loss of $5,284,582 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $6,402,994 as of June 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee, and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements.  We determined that there are no critical audit matters.

/s/ J&S Associate PLT

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

February 15, 2024

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,255	$61,963
Deposits and prepayments	-	18,432
Earnest deposit	-	105,000
Account receivables	600	-
Other receivables	31,590	7,004

Total current assets	38,445	192,399

Non-current assets:
Plant and equipment, net	22,131	29,737
Goodwill	-	5,029,592

TOTAL ASSETS	$60,576	$5,251,728

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payables	$35,101	61,324
Other payables and accrued liabilities	216,518	$361,330
Amounts due to related parties	47,520	-
Amounts due to directors	462,892	310,454
Amounts due to shareholders	287,190	286,738

Total current liabilities	1,049,221	1,019,846

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 1,000 shares issued and outstanding at June 30, 2023 and 2022	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 109,336,000 and 109,225,000 shares issued and outstanding as of June 30, 2023 and 2022	109,336	109,225
Additional paid-in capital	5,424,934	5,358,445
Non-controlling interest	(120,813)	(120,813)
Accumulated other comprehensive income	891	3,436
Accumulated deficit	(6,402,994)	(1,118,412)

Total shareholders’ (deficit) equity	(988,645)	4,231,882

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,576	$5,251,728

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended June 30,
	2023	2022

Revenues, net	$295,661	$112,462

Cost of revenue	(182,240)	(15,190)

Gross profit	113,421	97,272

Operating expenses:
General and administrative	(5,457,434)	(448,347)
Professional fee	(57,211)	(62,286)
Total operating expenses	(5,514,645)	(510,633)

LOSS FROM OPERATIONS	(5,401,224)	(413,361)

Other income:
Foreign exchange gain	886	-
Government subsidy	21,935	514
Gain on disposal of subsidiary	30,809	-
Sundry income	62,996	10
Interest income	16	-
Total other income	116,642	524

LOSS BEFORE INCOME TAXES	(5,284,582)	(412,837)

Income tax expense	-	-

NET LOSS	$(5,284,582)	$(412,837)

Net loss attributable to non-controlling interest	-	(123,922)

Net loss attributable to Ajia Innogroup Holdings, Ltd. shareholders	$(5,284,582)	$(288,915)

Other comprehensive (loss) gain:
- Foreign currency translation (loss) gain	(1,264)	6,191
- Release of foreign currency translation upon sale of a subsidiary	(1,281)	1,613

COMPREHENSIVE LOSS	$(5,287,127)	$(281,111)

Net loss per share – Basic and diluted	$(0.05)	$(0.00)

Weighted average shares outstanding – Basic and diluted	109,248,630	101,275,438

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(5,284,582)	$(412,837)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17,050	247
Impairment of earnest deposit	105,000	-
Impairment of goodwill	5,029,592	-
Stock-based compensation	21,600	63,000
Loss on write off of fixed assets	254	-
Gain on disposal of a subsidiary	(30,809)	-
Change in operating assets and liabilities:
Account receivables	(600)	-
Other receivables	(24,586)	374
Account payables	(26,223)	-
Amount due to related parties	47,520	-
Deposits and prepayments	18,432	-
Other payables and accrued liabilities	(69,980)	128,021
Net cash used in operating activities	(197,332)	(59,636)

Cash flows from investing activities:
Purchase of plant and equipment	(9,726)	-
Cash from disposal of a subsidiary	(304)	(42,378)
Cash from acquisition of a subsidiary	-	(79,737)

Net cash used in investing activities	(10,030)	(122,115)

Cash flows from financing activity:
Advances from shareholders	452	236,530
Advances from a director	152,438	-

Net cash provided by financing activity	152,890	236,530

Effect of exchange rate changes on cash and cash equivalents	(1,236)	6,064

Net change in cash and cash equivalents	(55,708)	60,843

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	61,963	1,120

CASH AND CASH EQUIVALENT, END OF YEAR	$6,255	$61,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Equity attributable to Ajia Innogroup Holdings, Ltd.
	Preferred stock		Common stock		Additional	Accumulated other comprehensive		Non-	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income (loss)	Accumulated deficit	controlling interest	equity (deficit)

Balance as of July 1, 2021	1,000	$1	101,120,000	$101,120	$503,550	$(4,368)	$(829,497)	$632	$(228,562)

Acquisition of a subsidiary	-	-	8,000,000	8,000	4,854,895		-	36,921	4,899,816
Disposal of a subsidiary	-	-	-	-	-	1,613	-	(34,444)	(32,831)
Stock-based compensation	-	-	105,000	105	-	-	-	-	105
Net loss for the year	-	-	-	-	-	-	(288,915)	(123,922)	(412,837)
Foreign currency translation adjustment	-	-	-	-	-	6,191	-	-	6,191

Balance as of June 30, 2022	1,000	$1	109,225,000	$109,225	$5,358,445	$3,436	$(1,118,412)	$(120,813)	$4,231,882

Balance as of July 1, 2022	1,000	$1	109,225,000	$109,225	$5,358,445	$3,436	$(1,118,412)	$(120,813)	$4,231,882

Disposal of a subsidiary	-	-	-	-	-	(1,281)	-	-	(1,281)
Stock-based compensation	-	-	111,000	111	66,489	-	-	-	66,600
Net loss for the year	-	-	-	-	-	-	(5,284,582)	-	(5,284,582)
Foreign currency translation adjustment	-	-	-	-	-	(1,264)	-	-	(1,264)

Balance as of June 30, 2023	1,000	$1	109,336,000	$109,336	$5,424,934	$891	$(6,402,994)	$(120,813)	$(988,645)

See accompanying notes to consolidated financial statements.

AJIA INNOGROUP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

Guangzhou Shengjia Trading Co., Ltd  was disposed of on September 1, 2022.

AJIA and its subsidiaries are hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $5,284,582 and suffered from negative cash flows from operations during the year and incurred an accumulated deficit of $6,402,994 as of June 30, 2023. The continuation of the Company as a going concern through June 30, 2024 is dependent upon the continued financial support from its stockholders. The Company is also currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

•	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments.

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

The Company accounts for its business combinations using the acquisition method of accounting. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed by the Company to the seller’s cash consideration and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. The excess of (i) the total costs of acquisition over (ii) the fair value of the identifiable net assets of the acquire is recorded as identifiable intangible assets and goodwill.

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

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment at least annually in accordance with the provisions of ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”). Under ASC 350, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill. As at June 30, 2023, the Company assessed the goodwill impairment based on the expected future cash flows, and made the impairment of $5,029,592 accordingly.

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

Sale of Membership Subscriptions

Membership subscriptions are considered identified contracts with customers. The performance obligations for membership subscriptions are the provision of access to specific benefits and services over a defined period. This price is fixed and recognized at a point in time, as the membership income is non-refundable. All the customers are located in Hong Kong.

•	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income or loss, as presented in the accompanying consolidated statement of stockholders’ deficit includes changes in unrealized gains and losses on foreign currency translation. This other comprehensive income or loss is not included in the computation of income tax expense or benefit.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended June 30, 2023 and 2022. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$ has been made at the following exchange rates for the respective year:

	2023	2022
Year-end HK$:US$1 exchange rate	7.8345	7.8469
Annual average HK$:US$1 exchange rate	7.8684	7.8049
Year-end RMB:US$1 exchange rate	N/A	6.6991
Annual average RMB:US$1 exchange rate	N/A	6.4550

•	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the year ended June 30, 2023, the Company operates in one reportable operating segment in Hong Kong. For the years ended June 30, 2022, the Company operates in reportable operating segment in Hong Kong and the PRC.

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

4. PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of June 30,
	2023	2022
At cost:
Computer equipment	$1,291	$1,291
Computer software	37,557	27,872
Furniture and fixtures, at cost	928	1,529
Foreign translation difference	76	(12)
	39,851	30,680
Less: accumulated depreciation	(17,999)	(949)
Less: foreign translation difference	279	6
	$22,131	$29,737

Depreciation expense for the years ended June 30, 2023 and 2022 were $17,050 and $247, respectively.

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of June 30,
	2023	2022

Other payables	$190,220	$282,782
Accruals	26,298	78,548
	$216,518	$361,330

6. OTHER RECEIVABLES

	As of June 30,
	2023	2022

Staff advance	$30,965	$6,372
Others	625	632
	$31,590	$7,004

7. AMOUNTS DUE TO RELATED PARTIES, DIRECTORS AND SHAREHOLDERS

As of June 30, 2023 and 2022, amounts due to director represented temporary advances made by a director of the Company, Ms. WAN Yin Ling of $462,892 and $310,454 respectively.

As of June 30, 2023 and 2022, amount due to shareholders represented temporary advances made by shareholders of the Company, Mr. WONG Bik Chun of $191,460 and $191,159 respectively and Mr. Poon Wai Han of $95,730 and $95,579 respectively, which were unsecured, interest-free and repayable on demand.

As of June 30, 2023 and 2022, amount due to related parties represented purchases payable to UPL, a company with common key management personnel, of 39,032 and $0 respectively and salary payable to the key management personnel of $8,488 and $0 respectively.

8. INCOME TAXES

The Company operates in various countries: United States, British Virgin Island and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

AJIA is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. At June 30, 2023, the Company has U.S. federal operating loss carryforwards of $1,271,274 and deferred tax assets of $266,968, for which a full valuation allowance has been provided.

For the years ended June 30, 2023 and 2022, there were no operating income.

British Virgin Island

Under the current BVI law, Splendor Radiant Limited (“SRL”) is not subject to tax on income.

Hong Kong

 ,

ACHL, ACSL and UPL are subject to Hong Kong tax regime. For the years ended June 30, 2023 and 2022, no provision for Hong Kong Profits Tax is provided for, since the Company did not generate taxable income. At June 30, 2023, the Company has operating loss carryforwards of $462,597 and deferred tax assets of $76,328, for which a full valuation allowance has been provided. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the years ended June 30, 2023 and 2022 are as follows:

	Years ended June 30,
	2023	2022

Loss before income taxes	$(72,080)	$(120,425)
Statutory income tax rate	16.5%	16.5%
Income tax impact at the statutory rate	(11,893)	(19,870)
Non-deductible items	2,953	26,708
Non-taxable item	(3,621)	(85)
Deductible items	(1,630)	(27)
Net operating loss	14,191	(6,726)

Income tax expense	$-	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforward from:
– United States of America	$266,968	$222,065
– Hong Kong	76,328	62,137
– The PRC	-	7,702
Total deferred tax assets	343,296	291,904
Less: valuation allowance	(343,296)	(291,904)
Net deferred tax assets	$-	$-

As of June 30, 2023, the Company incurred $1,733,871 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $343,296 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended June 30, 2023, the valuation allowance increased by $51,392, primarily relating to net operating loss carryforwards.

9. PENSION COSTS

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

The Company is required to make contribution under a defined contribution pension scheme for all  its eligible employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $2,726 and $568 for the years ended June 30, 2023 and 2022, respectively.

10. SHAREHOLDERS’ EQUITY (DEFICIT)

(a) Preferred stock

The Company was authorized to issue one hundred million (100,000,000) shares of preferred stock, par value $0.001 per share. As of June 30, 2023, 1,000 preferred shares are issued and outstanding.

(b) Common stock

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company was authorized to issue was seventy-five million (75,000,000) shares of common stock, par value of $0.001 per share. On December 15, 2018, the Company increased its authorized common shares to 500,000,000 shares at par value $0.001 per share.

Common stock issued

On December 6, 2022, the Company issued 75,000 shares of common stock at the price of $0.6 per share to compensate certain directors in rendering services to the Company.

On January 6, 2023, the Company issued 36,000 shares of common stock at the price of $0.6 per share to compensate certain directors in rendering services to the Company.

As of June 30, 2023, the Company had a total of 109,336,000 shares of its common stock issued and outstanding.

As of June 30, 2022, the Company had a total of 109,225,000 shares of its common stock issued and outstanding.

11. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the years ended June 30, 2023 and 2022:

	Years ended June 30,
	2023	2022

Net loss attributable to Ajia Innogroup Holdings, Ltd ‘s shareholders	$(5,284,582)	$(288,915)

Weighted average shares outstanding - Basic and diluted	109,248,630	101,275,438

Basic and diluted loss per share	$(0.05)	$(0.00)

12. RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Yin Ling WAN (Elaine), director, received remuneration of $47,582 and $47,970 during the years ended June 30, 2023 and 2022.

As at June 30, 2023, the Company had amounts due to a key management personnel, Cheung Siu Lun of $8,488. He also received remuneration of $22,876 and $0 during the years ended June 30, 2023 and 2022, respectively.

As at June 30, 2023 and 2022, the Company had amounts due to a company which has common key management personnel of $39,032 and $0 and during the year ended June 30, 2023 and 2022, the Company incurred $113,097 and $0 in purchases..

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

13. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the years ended June 30, 2023 and 2022, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at year-end dates, are presented as follows:

	Year ended June 30, 2023			June 30, 2023
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$85,252	29%	Total:	$-

	Year ended June 30, 2022			June 30, 2022
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$94,941	84%	Total:	$-

(b) Major vendors

For the years ended June 30, 2023, the individual vendor who accounts for 10% or more of the Company’s cost of revenues and its outstanding payable balances as at year-end dates, are presented as follows:

	Year ended June 30, 2023			June 30, 2023
Vendors	Cost of Revenues	Percentage of cost of revenues		Accounts payable
Vendor A	$113,097	55%	Total:	$38,260

For the years ended June 30, 2022, no individual vendor accounted for 10% or more of the Company’s direct services rendered.

These vendors are located in Hong Kong.

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

14. COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, there were no commitments and contingencies involved.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the audited consolidated financial statements.

In July 2023, the Company had mutually agreed to terminate the joint venture cooperation with UPL, and shareholders Ms. Bik Chun Wong and Ms. Wai Han Poon shall be required to return the 8,000,000 shares previously issued to them for cancellation.  The cancellation of shares remain pending as of to date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of June 30, 2023, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023.

During the year ended June 30, 2023, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1 Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2. We did not implement appropriate information technology controls - As at June 30, 2023, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

The Company engaged external consultants to assist in its financial reporting function. Accordingly, management considered the deficiency to have been mitigated.

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

Changes in Internal Control and Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended June 30, 2023, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31

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

Item 11. Executive Compensation

The following table sets forth for the years ended June 30, 2023 and 2022, the compensation awarded to, paid to, or earned by, our officers and directors.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Zhi Qiang, Liang Director,	2023	-	-	-	-	-	-	-	-
and President (former CEO)(2)	2022	-	-	-	-	-	-	-	-
Wai Hing Lai (“Samuel”),	2023	12,201	-	-	-	-	-	-	12,201
CFO	2022	10,762	-	-	-	-	-	-	10,762
Kin Chung TAM, Ken,	2023	-	-	-	-	-	-	-	-
Former Director	2022	-	-	-	-	-	-	-	-
Hung Hin Samuel LEUNG	2023	-	2,974	9,600	-	-	-	-	12,574
Former Director and Member of Audit Committee	2022	26,983	-	-	-	-	-	-	26,983
Kwok Fai YIP, Thomas,	2023	-	-	12,000	-	-	-	-	12,000
Former Director and Member of Audit Committee (1)	2022	35,978	-	-	-	-	-	-	35,978
Kiu Chung Jacqueline Tang,	2023	-	-	-	-	-	-	-	-
Independent Director	2022	-	-	-	-	-	-	-	-
Elaine Yin Ling Wan,	2023	47,582	-	-	-	-	-	-	47,582
Director, Secretary, Treasurer	2022	47,970	-	-	-	-	-	-	47,970

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

Narrative Disclosure to Summary Compensation Table

Yin Ling WAN (Elaine), Director, received remuneration of USD 47,582 and USD 47,970 during the years ended June 30, 2023 and 2022 respectively..Any out-of-pocket expenses incurred by our officer and director shall accrue as a liability of the Company and shall be reimbursed when sufficient funds are available. In the future we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

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

Compensation of Directors

Our directors have not received any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the years ended June 30, 2023 and 2022, there were no other arrangements between us and our directors that resulted in our making payments to our directors for any services provided to us by them as director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of January 23, 2024 the number of shares of common stock that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Common	Full Yick International Ltd.(Elaine Wan) (4)	12,969,519	11.86%
Common	Kwai Lam Wong	0	0%
Common	Wai Hing (Samuel) LAI	0	0%
Common	Kiu Chung Jacqueline TANG	0	0%
Common	Mr. Kin Chung TAM	1,877,838	1.72%
Common	Directors and Officers as a Group (5 individuals and 1 entity)	14,847,357	13.58%
Preferred stock(5)	Yin Ling WAN	1,000	100%

(1)

The person named above may be deemed to be a “parent” and “promoter” of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly, unless otherwise noted.

(3)	Based on 109,336,000 common shares issued and outstanding as of January 23, 2024 and 1,000 preferred shares issued and outstanding as of January 23, 2024.

(4)	Full Yick International Ltd.’s director and controlling shareholder is Yin Ling (Elaine) Wan, our director, secretary and treasurer.

(5)

Preferred stock as a class has the right to vote in an amount equal to 51% of the total vote with respect to any proposal relating to (a) increasing the authorized share capital of the Company, (b) effecting any forward stock split of the Company’s authorized, issued or outstanding shares of capital stock, and (c) any other matter subject to a shareholder vote. The Preferred Stock has no rights to dividends, liquidation preference or to conversion. The Preferred Stock as a class shall automatically be redeemed in the event Ms. Yin Ling Wan is no longer a director or if the Company’s common stock trades on a national securities exchange. On September 27, 2021, Ms. Wan voluntarily agreed to cancel and return the Preferred Stock to the Company for cancellation so as to simplify the Company’s voting and control system. These shares remain outstanding as of January 23, 2024.

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

Related Party Transactions

As of June 30, 2023 and 2022, the balance $462,892 and $310,454 represented the loan account of the Director – Ms. Wan, which is unsecured, non-interest bearing, and due on demand.

As of June 30, 2023 and 2022, the balance $191,460 and $191,159 represented the loan account of the shareholder – Wong Bik Chun.

As of June 30, 2023 and 2022, the balance $95,730 and $95,579 represented the loan account of the shareholder – Poon Wai Han.

As at June 30, 2023, the Company had amounts due to a key management personnel, Cheung Siu Lun of $8,488. Cheung Siu Lun, also director of Union Prosperity Limited, received remuneration of $22,876 and $0 during the years ended June 30, 2023 and 2022.

As at June 30, 2023, the Company had amounts due to Union Prosperity Limited of $39,032 and during the year ended June 30, 2023, the Company incurred $113,097 in connection with purchases of miles from Union Prosperity Limited.

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

Item 14. Principal Accounting Fees and Services

Our principal independent accountant during the year ended June 30, 2023 was J&S Associate PLT, formerly J & S Associate. Their pre-approved fees billed to the Company are set forth below:

	June 30, 2023	June 30, 2022
Audit Fees and Audit Related Fees	$37,000	$28,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$37,000	$28,000

Audit Fees

During the fiscal year ended June 30, 2023, we incurred approximately $28,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2023.

During the fiscal year ended June 30, 2022, we incurred approximately $28,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended June 30, 2022.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2023 and 2022 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $9,000 and $NIL, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2023 and 2022 for professional services rendered by our principal accountant for tax compliance were $NIL and $NIL, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended June 30, 2023 and 2022 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL and $NIL, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included with this registration statement filing:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation	Filed as exhibit to Form S-1, August 18, 2015
3.2	Amended and Restated Articles of Incorporation	Filed as an exhibit to Def14C on January 18, 2018
3.3	Bylaws	Filed as exhibit to Form S-1, August 18, 2015
10.1	Memorandum between Company and Union Patron Limited dated October 15, 2020	Filed as exhibit 10.1 to Form 8-K filed November 4, 2020
10.2	Agreement between Company and Splendor Radiant Limited	Filed as exhibit 10.2 to Form 8-K filed November 4, 2020
10.3	Memorandum between Ajia Systems Corporation Architecture Solution Limited and Union Patron Limited	Filed as exhibit 10.3 to Form 8-K filed November 4, 2020
10.4	Purchase and Sale Agreement of Jiayu Insurance Finance Limited dated June 29, 2021	Filed as exhibit 10.1 to Form 8-K filed July 2, 2021
10.5	Acquisition Agreement with Union Passenger Limited, dated June 23, 2022	Filed as exhibit 10.1 to Form 8-K filed July 25, 2022
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	Inline XBRL Instance Document	Filed herewith.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

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

AJIA INNOGROUP HOLDINGS, LTD.
(Registrant)

Dated: February 15, 2024	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: February 15, 2024	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 15, 2024	/s/ Mr. Kwai Lam WONG
Mr. Kwai Lam WONG
Director and Chief Executive Officer (Principal Executive Officer)

Dated: February 15, 2024	/s/ Wai Hing (Samuel) LAI
Wai Hing (Samuel) LAI
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

/s/ Ms. Yin Ling WAN
Dated: February 15, 2024	Ms. Yin Ling WAN
Director, Secretary and Treasurer

/s/ Ms. Kiu Chung Jacqueline TANG
Dated: February 15, 2024	Kiu Chung Jacqueline TANG
Independent Director

/s/ Mr. Kin Chung TAM
Dated: February 15, 2024	Mr. Kin Chung TAM
Independent Director
Audit Committee

